Form 10-Q
period 1994-12-31
SCHULT HOMES CORP
filed 1995-02-10
CIK 803349

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 31, 1994              Commission File Number  0-15506
                                                                        --------

                            SCHULT HOMES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Indiana                                      35-1608892
- - - ---------------------------------          -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)




                221 U.S. 20 West, Middlebury, Indiana        46540
            ---------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)


         Registrant's telephone number, including area code 219-825-5881
                                                            ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                YES     XX                      NO
                   -------------                   -------------


The number of shares of common stock outstanding, as of December 31, 1994 was 3,768,527.

                            SCHULT HOMES CORPORATION
                                    FORM 10-Q

                         PERIOD ENDED DECEMBER 31, 1994


PART I.   Financial Information

     Item 1. Financial Statements

          A. Schult Homes Corporation and Subsidiaries Condensed Consolidated Financial Statements

          B. Notes to the Condensed Consolidated Financial Statements

          C. Exhibit 27

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  Other Information

     Item 1.  Legal Proceedings --- Inapplicable

     Item 2.  Changes in Securities --- Inapplicable

     Item 3.  Defaults upon Senior Securities --- Inapplicable

     Item 4.  Submission of Matters to a Vote of Security Holders ---
              Inapplicable

     Item 5.  Other Information --- Inapplicable

     Item 6.  Exhibits and Reports on Form 8-K --- Inapplicable
               (a)  Inapplicable
               (b) There were no reports on Form 8-K filed for the three month period ended December 31, 1994.

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1994 AND JULY 2, 1994

                                     ASSETS

                                                              DEC. 31, 1994   JULY 2, 1994
                                                              -------------   ------------
                                                                (unaudited)    (audited)
                                                                 (thousands of dollars)
Cash ......................................................     $   376         $ 1,774
Accounts receivable, less allowance for doubtful accounts
 of $37 in December 1994 and $64 in July 1994..............      10,198          13,717
Inventories (note 1).......................................      14,160          13,697
Deferred income taxes......................................       4,218           3,553
                                                                -------         -------
   Total current assets....................................      28,952          32,741

Property, plant, and equipment.............................      33,380          32,204
Goodwill, net..............................................         831             882
Other assets...............................................       1,287           1,551
                                                                -------         -------
   Total assets............................................     $64,450         $67,378
                                                                -------         -------
                                                                -------         -------


          LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

Trade accounts payable.....................................     $ 8,340         $13,613
Accrued liabilities........................................      19,626          19,257
Current portion of long-term debt..........................         994             994
                                                                -------         -------
   Total current liabilities...............................      28,960          33,864

Deferred income taxes......................................       2,766           2,766
Long-term debt.............................................       2,394           2,390
                                                                -------         -------
   Total liabilities.......................................      34,120          39,020

Common shareholders' equity:
 Common shares, no par value, 10,000,000 shares authorized,
  3,768,527 shares issued and outstanding in December 1994
  and 3,767,616 in July 1994...............................       8,054           8,042
 Retained earnings.........................................      22,276          20,316
                                                                -------         -------
   Total common shareholders' equity.......................      30,330          28,358
                                                                -------         -------

   Total liabilities and common shareholders' equity.......     $64,450         $67,378
                                                                -------         -------
                                                                -------         -------




     See accompanying notes to condensed consolidated financial statements.

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
                                   (UNAUDITED)

                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                   DEC. 31, 1994  JAN. 1, 1994   DEC. 31, 1994  JAN. 1, 1994
                                   -------------  ------------   -------------  ------------
                                     (13 WEEKS)    (13 WEEKS)      (26 WEEKS)    (27 WEEKS)
Net sales..........................   $ 70,526      $ 60,333        $142,434      $126,463
Cost of goods sold.................     57,783        49,265         116,367       102,002
                                      --------      --------        --------      --------
   Gross margin....................     12,743        11,068          26,067        24,461

Selling, general, and
 administrative expenses...........     11,391         9,194          22,032        19,446
                                      --------      --------        --------      --------
   Operating income................      1,352         1,874           4,035         5,015

Interest income....................          3            46               5            64
Other income.......................         15            19              26            13
Interest expense...................    (    69)            -        (    160)            -
                                      --------      --------        --------      --------
   Income before income taxes......      1,301         1,939           3,906         5,092

Income taxes:
 Federal...........................        411           598           1,214         1,564
 State.............................        143           213             430           560
                                      --------      --------        --------      --------
   Net income......................   $    747      $  1,128        $  2,262      $  2,968
                                      --------      --------        --------      --------
                                      --------      --------        --------      --------
PER SHARE DATA: (note 2)
- - - ----------------------------
Net income per common share........   $   0.20      $   0.30        $   0.60      $   0.79
                                      --------      --------        --------      --------
                                      --------      --------        --------      --------

Dividends paid per common share....   $   0.04      $   0.03        $   0.08      $   0.06
                                      --------      --------        --------      --------
                                      --------      --------        --------      --------

Average shares outstanding.........  3,773,198     3,765,911       3,773,003     3,765,765
                                     ---------     ---------       ---------     ---------
                                     ---------     ---------       ---------     ---------




     See accompanying notes to condensed consolidated financial statements.

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    DEC. 31,   JAN. 1,     DEC. 31,   JAN. 1,
                                                      1994       1994        1994       1994
                                                    --------   --------    --------   --------
                                                   (13 WEEKS) (13 WEEKS)  (26 WEEKS) (27 WEEKS)
Cash flows from operating activities:
 Net income.........................................$   747    $ 1,128     $ 2,262    $ 2,968
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation of plant and equipment..............    763        636       1,537      1,224
   Amortization of goodwill.........................     26         26          51         51
   Changes in assets and liabilities:
    Decrease in accounts receivable.................  4,047      3,092       3,519      2,485
    (Increase) decrease in inventories.............. (  436)    (  307)     (  463)       481
    (Increase) decrease in other assets............. (  563)    (   24)     (  401)        70
    Decrease in trade accounts payable.............. (3,491)    (   26)     (5,273)    (4,295)
    Increase (decrease) in accrued liabilities...... (  466)    (2,590)        369     (  838)
                                                    -------    -------     -------    -------
 Total adjustments.................................. (  120)       807      (  661)    (  822)
                                                    -------    -------     -------    -------
   Net cash provided by operating activities........    627      1,935       1,601      2,146


Cash flows from investing activities:
 Capital expenditures............................... (  992)    (3,987)     (2,713)    (4,671)
                                                    -------    -------     -------    -------
   Net cash used in investing activities............ (  992)    (3,987)     (2,713)    (4,671)


Cash flows from financing activities:
 Proceeds from issuance of long term debt...........    500          -         500        100
 Repayment of long-term debt........................ (  248)    (  168)     (  497)    (  331)
 Issuance of common stock...........................     12         12          12         12
 Dividends paid to common shareholders.............. (  151)    (  113)     (  301)    (  226)
                                                    -------    -------     -------    -------
   Net cash provided by (used in) financing activities  113     (  269)     (  286)    (  445)


Net decrease in cash................................ (  252)    (2,321)     (1,398)    (2,970)
Cash at beginning of the quarter....................    628      2,969       1,774      3,618
                                                    -------    -------     -------    -------
Cash at end of the quarter..........................$   376    $   648     $   376    $   648
                                                    -------    -------     -------    -------
                                                    -------    -------     -------    -------


Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest..........................................$    42    $    56         134        119
  Capitalized interest..............................      -         56           -         98
  Income taxes......................................  2,218      2,858       3,242      4,491




     See accompanying notes to condensed consolidated financial statements.

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) INVENTORIES
    The components of inventories are as follows:

                              DEC. 31,         JULY 2,
                                1994            1994
                             ---------------------------
                               (thousands of dollars)
    Raw material...........    $10,906        $10,180
    Work in process........      2,328          2,120
    Finished goods.........        926          1,397
                               -------        -------
       Total...............    $14,160        $13,697
                               -------        -------
                               -------        -------

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      NET INCOME PER COMMON SHARE
      Net income per common share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period.

(3) INTERIM FINANCIAL STATEMENTS
      The Company's quarterly sales and operating results are principally affected by the seasonal nature of the Company's business. Historically, the Company's sales and operating results are at their lowest levels in the fiscal third quarter, when weather conditions have an adverse impact on both orders and shipments. In the opinion of Company management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
      The following table sets forth selected items of the Company's statement of operations as a percentage of net sales for the periods indicated.

                                                PERCENTAGE OF NET SALES
                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                         ------------------   ------------------
                                         DEC. 31,   JAN. 1,   DEC. 31,   JAN. 1,
                                           1994       1994       1994       1994
                                         --------  --------   --------   -------
  Net sales.............................  100.0%     100.0%    100.0%    100.0%
  Cost of goods sold....................   81.9       81.7      81.7      80.7
                                          -----      -----     -----     -----
     Gross margin.......................   18.1       18.3      18.3      19.3
  Selling, general and administrative
   expenses.............................   16.2       15.2      15.5      15.4
                                          -----      -----     -----     -----
     Operating income ..................    1.9        3.1       2.8       3.9
  Interest and other income.............    0.0        0.1       0.0       0.1
  Interest expense......................    0.1        0.0       0.1       0.0
                                          -----      -----     -----     -----
     Income before income taxes.........    1.8        3.2       2.7       4.0
  Income taxes..........................    0.7        1.3       1.1       1.7
                                          -----      -----     -----     -----
     Net income ........................    1.1        1.9       1.6       2.3
                                          -----      -----     -----     -----
                                          -----      -----     -----     -----

     THREE MONTHS ENDED DECEMBER 31, 1994 COMPARED TO THREE MONTHS ENDED JANUARY 1, 1994. NET SALES in the second quarter of fiscal 1995 were $70.5 million, which represented an increase of $10.2 million (16.9%) from the second quarter of fiscal 1994. This increase in sales was due to utilization of our fiscal 1994 plant expansions and strong demand for housing nationwide. The average selling price per section increased by 6.0% from the same time a year earlier, principally due to new HUD energy standards and general price increases. Total sections sold in the second quarter of fiscal 1995 were 3,372, an increase of 313 sections (10.2%) from the prior year period. Multi-section homes represented 64.5% of the homes sold during the second quarter of fiscal 1995, compared to 62.5% in fiscal 1994.
     COST OF GOODS SOLD in the second quarter of fiscal 1995 was $57.8 million, which represented an increase of $8.5 million (17.3%) from the second quarter of fiscal 1994. Cost of goods sold as a percentage of net sales increased from 81.7% in fiscal 1994 to 81.9% in fiscal 1995. This increase in cost of goods sold was principally due to the startup of two new plants and the impact of heavy rains in Texas during October. The new Etna Green, Indiana plant continued to improve and performed better than in the prior quarter. Etna Green builds the Company's most complex and demanding products -- all drywall homes. The construction process is more difficult and requires more training than construction using traditional manufactured home materials. The Navasota, Texas plant experienced significant increased labor costs for the quarter in an attempt to train a significant number of employees as a result of the expansion. Efforts to train these new employees while maintaining quality has slowed the process of reaching full production and has increased costs. Compounding the problems at Navasota were unusually heavy rains in the area. Some materials were lost; and the plant was forced to shut down briefly.
     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the second quarter of fiscal 1995 were $11.4 million, which represented an increase of $2.2 million (23.9%) from fiscal 1994. As a percentage of net sales, these expenses increased to 16.2% from 15.2% in the prior year period. This was principally the result of increased warranty and dealer volume rebate costs.
     The Company earned an operating income of $1.4 million in the second quarter of fiscal 1995 or 1.9% of net sales. This compares to an operating income of $1.9 million or 3.1% of net sales in the prior year period.
     Interest and other income contributed $18,000 to earnings in the second quarter of fiscal 1995, compared to $65,000 in the second quarter of fiscal 1994. Interest expense for the second quarter of fiscal 1995 was $69,000.
There was no interest expense for the second quarter of fiscal 1994. This was due to the capitalization of interest related to our capital expansion program.
     Net income in the current quarter was $747,000 ($0.20 per common share), compared to a net income of $1.1 million ($0.30 per common share) in the second quarter of fiscal 1994.

     SIX MONTHS ENDED DECEMBER 31, 1994 COMPARED TO SIX MONTHS ENDED JANUARY 1, 1994. NET SALES in the first half of fiscal 1995 were $142.4 million, which represented an increase of $16.0 million (12.6%) from the first half of fiscal 1994. This increase in sales was due to utilization of our fiscal 1994 plant expansions, strong market conditions and increased selling price. The average selling price per section increased by 5.6% from the same time a year earlier, principally due to new HUD energy standards and general price increases. Total sections sold in the first half of fiscal 1995 were 6,899, an increase of 433 sections (6.7%) from the prior year period. Multi-section homes represented
66.3 % of the homes sold during the first half of fiscal 1995, compared to 63.2% in fiscal 1994.
     COST OF GOODS SOLD in the first half of fiscal 1995 was $116.4 million, which represented an increase of $14.4 million (14.1%) from the first half of fiscal 1994. Cost of goods as a percentage of net sales in fiscal 1995 was 81.7%, compared to 80.7% in fiscal 1994. This increase was primarily due to start-up costs associated with three plant expansions and the impact of heavy rains in Texas during October. Progress has been made in dealing with these start-up problems and further progress is expected in the future.
     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the first half of fiscal 1995 were $22.0 million, which represented an increase of $2.6 million (13.3%) from the first half of fiscal 1994.

As a percentage of net sales, these expenses increased to 15.5% from 15.4% in the prior year period. This was principally the result of increased dealer volume rebate costs.
     The Company earned an operating income of $4.0 million in the first half of fiscal 1995 or 2.8% of net sales. This compares to an operating income of $5.0 million or 3.9% of net sales in the prior year period.
     Interest and other income contributed $31,000 to earnings in the first half of fiscal 1995, compared to $77,000 in the first half of fiscal 1994. Interest expense for the first half of fiscal 1995 was $160,000. There was no interest expense for the first half of fiscal 1994. This was due to capitalization of interest related to our capital expansion program.
     Net income for the first half of fiscal 1995 was $2.3 million ($0.60 per common share), which compares to a net income of $3.0 million ($0.79 per common share) for the first half of fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES
     At the end of the current quarter, the Company had $0.5 million of outstanding borrowings under its credit facility, which was an increase of $0.5 million from the balance at July 2, 1994. At the end of the quarter, total long-term debt remained constant at $2.4 million compared to the balance at July 2, 1994.
     The Company's unsecured credit facility expiring January 31, 1997 permits borrowings of up to $10,000,000. The Company has access to additional bank financing up to $3,000,000 for seasonal use, if needed.
     Capital expenditures for the first six months of fiscal 1995 were $2,713,000, compared to $4,671,000 from the prior year period.
     The Company expects that funds generated from operations combined with funds available under long-term secured financing arrangements and its revolving credit facility will be adequate to support its capital expenditure needs and required debt amortization.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SCHULT HOMES CORPORATION
                              -------------------------------------
                                           (Registrant)


                              By: ______________________________
                                     Fred A. Greenawalt
                                    Chief Accounting Officer


                              By: ______________________________
                                       Walter E. Wells
                              Chief Executive Officer & President
Date:  February 10, 1995