Form 10-Q
period 1995-04-01
SCHULT HOMES CORP
filed 1995-05-15
CIK 803349

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended April 1, 1995                  Commission File Number  0-15506
                                                                        --------


                            Schult Homes Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Indiana                                35-1608892
 --------------------------           -------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)




            221 U.S. 20 West, Middlebury, Indiana      46540
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



               YES     XX                      NO
                    ---------                       --------


The number of common shares outstanding, as of April 1, 1995 was 3,755,014.

                            SCHULT HOMES CORPORATION
                                    FORM 10-Q

                           PERIOD ENDED APRIL 1, 1995


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

     Item 1.  Legal Proceedings --- Inapplicable

     Item 2.  Changes in Securities --- Inapplicable

     Item 3.  Defaults upon Senior Securities --- Inapplicable

     Item 4.  Submission of Matters to a Vote of Security Holders ---
              Inapplicable

     Item 5.  Other Information
                   As of April 20, 1995, the Company has been reorganized into two operating units the Manufactured Housing unit and the Modular Housing unit.

     Item 6.  Exhibits and Reports on Form 8-K ---
                   There was a Form 8-K filed on February 17, 1995, reporting the Company was authorized by The Board of Directors to purchase up to 350,000 of its common shares on the open market, from time to time, until further notice. As of May 1, 1995, the Company had repurchased 45,000 of its common shares.

               SCHULT HOMES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                     APRIL 1, 1995 AND JULY 2, 1994

                                 ASSETS





                                                               APR. 1, 1995    JULY 2, 1994
                                                              --------------  --------------
                                                                (unaudited)     (audited)
                                                                 (thousands of dollars)
Cash ......................................................     $ 1,062         $ 1,774
Accounts receivable, less allowance for doubtful accounts
 of $37 in April 1995 and $64 in July 1994.................      13,178          13,717
Inventories (note 1).......................................      14,943          13,697
Deferred income taxes......................................       4,281           3,553
                                                                -------         -------
   Total current assets....................................      33,464          32,741

Property, plant, and equipment.............................      33,964          32,204
Goodwill, net..............................................         805             882
Other assets...............................................       1,214           1,551
                                                                -------         -------
   Total assets............................................     $69,447         $67,378
                                                                -------         -------
                                                                -------         -------


                  LIABILITIES AND COMMON SHAREHOLDERS' EQUITY


Trade accounts payable.....................................     $ 8,955         $13,613
Accrued liabilities........................................      22,604          19,257
Current portion of long-term debt..........................         994             994
                                                                -------         -------
   Total current liabilities...............................      32,553          33,864

Deferred income taxes......................................       2,766           2,766
Long-term debt.............................................       3,646           2,390
                                                                -------         -------
   Total liabilities.......................................      38,965          39,020

Common shareholders' equity:
 Common shares, no par value, 10,000,000 shares authorized,
  3,755,014 shares issued and outstanding in April 1995
  and 3,767,616 in July 1994...............................       7,969           8,042
 Retained earnings.........................................      22,513          20,316
                                                                -------         -------
   Total common shareholders' equity.......................      30,482          28,358
                                                                -------         -------

   Total liabilities and common shareholders' equity.......     $69,447         $67,378
                                                                -------         -------
                                                                -------         -------






    See accompanying notes to condensed consolidated financial statements.

                   SCHULT HOMES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
                                  (UNAUDITED)



                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                    APR. 1, 1995  APR. 2, 1994    APR. 1, 1995  APR. 2, 1994
                                    ------------  ------------    ------------  ------------
                                     (13 WEEKS)    (13 WEEKS)      (39 WEEKS)    (40 WEEKS)

Net sales.........................    $ 69,707      $ 59,674        $212,141      $186,137
Cost of goods sold................      57,189        48,764         173,557       150,766
                                      --------      --------        --------      --------
   Gross margin...................      12,518        10,910          38,584        35,371

Selling, general, and
 administrative expenses..........      11,780         9,812          33,812        29,257
                                      --------      --------        --------      --------
   Operating income...............         738         1,098           4,772         6,114

Interest income...................           3             6               8            70
Other income......................          11            17              38            30
Interest expense..................     (    71)            -        (    232)            -
                                      --------      --------        --------      --------
   Income before income taxes.....         681         1,121           4,586         6,214

Income taxes:
 Federal..........................         218           352           1,433         1,916
 State............................          75           123             504           684
                                      --------      --------        --------      --------
   Net income.....................    $    388      $    646        $  2,649      $  3,614
                                      --------      --------        --------      --------
                                      --------      --------        --------      --------

PER SHARE DATA: (NOTE 2)
- ----------------------------

Net income per common share.......    $   0.10      $   0.17        $   0.70      $   0.96
                                      --------      --------        --------      --------
                                      --------      --------        --------      --------

Dividends paid per common share...    $   0.04      $   0.04        $   0.12      $   0.10
                                      --------      --------        --------      --------
                                      --------      --------        --------      --------

Average shares outstanding........   3,781,019     3,770,200       3,776,145     3,767,490
                                      --------      --------        --------      --------
                                      --------      --------        --------      --------




       See accompanying notes to condensed consolidated financial statements.

                 SCHULT HOMES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         APR. 1,   APR. 2,      APR. 1,   APR. 2,
                                                          1995       1994        1995       1994
                                                        --------   --------    --------   --------
                                                       (13 WEEKS) (13 WEEKS)  (39 WEEKS) (40 WEEKS)
Cash flows from operating activities:
 Net income.........................................     $   388    $   646     $ 2,649    $ 3,614
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation of plant and equipment..............         726        696       2,263      1,920
   Amortization of goodwill.........................          25         26          77         77
   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable......      (2,980)    (4,682)        539     (2,196)
    Increase in inventories.........................      (  782)    (3,532)     (1,245)    (3,051)
    (Increase) decrease in other assets.............          10     (  425)     (  391)    (  356)
    Increase (decrease) in trade accounts payable...         615      2,582      (4,658)    (1,713)
    Increase in accrued liabilities.................       2,978      3,900       3,347      3,062
                                                         -------    -------     -------    -------
 Total adjustments..................................         592     (1,435)     (   68)    (2,257)
                                                         -------    -------     -------    -------
   Net cash provided by (used in) operating activities       980     (  789)      2,581      1,357


Cash flows from investing activities:
 Capital expenditures...............................      (1,310)    (3,274)     (4,023)    (7,945)
                                                         -------    -------     -------    -------
   Net cash used in investing activities............      (1,310)    (3,274)     (4,023)    (7,945)


Cash flows from financing activities:
 Proceeds from issuance of long term debt...........       1,500      4,000       2,000      4,000
 Repayment of long-term debt........................      (  249)    (  144)     (  745)    (  375)
 Issuance of common stock...........................         301        109         312        121
 Payment for treasury stock.........................      (  385)         -      (  385)         -
 Dividends paid to common shareholders..............      (  151)    (  150)     (  452)    (  376)
                                                         -------    -------     -------    -------
   Net cash provided by financing activities........       1,016      3,815         730      3,370


Net increase (decrease) in cash.....................         686     (  248)     (  712)    (3,218)
Cash at beginning of the quarter....................         376        648       1,774      3,618
                                                         -------    -------     -------    -------
Cash at end of the quarter..........................     $ 1,062    $   400     $ 1,062    $   400
                                                         -------    -------     -------    -------
                                                         -------    -------     -------    -------


Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest..........................................     $    68    $    95         202        182
  Capitalized interest..............................           -         95           -        162
  Income taxes......................................         150         61       3,391      4,552





       See accompanying notes to condensed consolidated financial statements.

                   SCHULT HOMES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1) INVENTORIES
    The components of inventories are as follows:
                               APR. 1,         JULY 2,
                                1995            1994
                             ---------------------------
                               (thousands of dollars)

    Raw material...........    $10,867        $10,180
    Work in process........      2,402          2,120
    Finished goods.........      1,674          1,397
                               -------        -------
       Total...............    $14,943        $13,697
                               -------        -------
                               -------        -------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
     The following table sets forth selected items of the Company's statement of operations as a percentage of net sales for the periods indicated.


                                                    PERCENTAGE OF NET SALES
                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                            ------------------   -----------------
                                             APR. 1,   APR. 2,    APR. 1,   APR. 2,
                                              1995      1994       1995      1994
                                            --------  --------   --------  -------

  Net sales.............................     100.0%    100.0%     100.0%    100.0%
  Cost of goods sold....................      82.0      81.7       81.8      81.0
                                             -----     -----      -----     -----
     Gross margin.......................      18.0      18.3       18.2      19.0
  Selling, general and administrative
   expenses.............................      16.9      16.4       15.9      15.7
                                             -----     -----      -----      ----
     Operating income ..................       1.1       1.9        2.3       3.3
  Interest and other income.............       0.0       0.0        0.0       0.0
  Interest expense......................       0.1       0.0        0.1       0.0
                                             -----     -----      -----      ----
     Income before income taxes.........       1.0       1.9        2.2       3.3
  Income taxes..........................       0.4       0.8        1.0       1.4
                                             -----     -----      -----      ----
     Net income ........................       0.6       1.1        1.2       1.9
                                             -----     -----      -----      ----
                                             -----     -----      -----      ----


     THREE MONTHS ENDED APRIL 1, 1995 COMPARED TO THREE MONTHS ENDED APRIL 2, 1994. NET SALES in the third quarter of fiscal 1995 were $69.7 million, which represented an increase of $10.0 million (16.8%) from the third quarter of fiscal 1994. This increase in sales was due to utilization of our fiscal 1994 plant expansions. The average selling price per section increased by 2.4% from the same time a year earlier, principally due to new HUD energy standards and general price increases. Total sections sold in the third quarter of fiscal 1995 were 3,394, an increase of 418 sections (14.0%) from the prior year period. Multi-section homes represented 65.7% of the homes sold during the third quarter of fiscal 1995, compared to 64.9% in fiscal 1994.
     COST OF GOODS SOLD in the third quarter of fiscal 1995 was $57.2 million, which represented an increase of $8.4 million (17.3%) from the third quarter of fiscal 1994. Cost of goods sold as a percentage of net sales increased from 81.7% in fiscal 1994 to 82.0% in fiscal 1995. This increase in cost of goods sold was principally due to increased labor costs attributable to the startup of two new plants in Etna Green, Indiana and Navasota, Texas.
     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the third quarter of fiscal 1995 were $11.8 million, which represented an increase of $2.0 million (20.1%) from fiscal 1994. As a percentage of net sales, these expenses increased to 16.9% from 16.4% in the prior year period. This was principally the result of increased warranty service costs. This increase was caused by an effort to reduce the backlog of warranty service and the warranty service interval.
     The Company earned an operating income of $0.7 million in the third quarter of fiscal 1995 or 1.1% of net sales. This compares to an operating income of $1.1 million or 1.9% of net sales in the prior year period.
     Interest and other income contributed $14,000 to earnings in the third quarter of fiscal 1995, compared to $23,000 in the third quarter of fiscal 1994. Interest expense for the third quarter of fiscal 1995 was $71,000. There was no interest expense for the third quarter of fiscal 1994. This was due to the capitalization of interest related to our capital expansion program.
     Net income in the current quarter was $388,000 ($0.10 per common share), compared to a net income of $646,000 ($0.17 per common share) in the third quarter of fiscal 1994.

     NINE MONTHS ENDED APRIL 1, 1995 COMPARED TO NINE MONTHS ENDED APRIL 2, 1994. NET SALES in the first nine months of fiscal 1995 were $212.1 million, which represented an increase of $26.0 million (14.0%) from the first nine months of fiscal 1994. This increase in sales was due to utilization of our fiscal 1994 plant expansions and increased selling price. The average selling price per section increased by 4.5% from the same time a year earlier, principally due to new HUD energy standards and general price increases. Total sections sold in the first nine months of fiscal 1995 were 10,294, an increase of 852 sections (9.0%) from the prior year period. Multi-section homes represented 66.1% of the homes sold during the first nine months of fiscal 1995, compared to 63.7% in fiscal 1994.
     COST OF GOODS SOLD in the first nine months of fiscal 1995 was $173.6 million, which represented an increase of $22.8 million (15.1%) from the first nine months of fiscal 1994. Cost of goods as a percentage of net sales in fiscal 1995 was 81.8%, compared to 81.0% in fiscal 1994. This increase was primarily due to start-up costs associated with three plant expansions.
Progress has been made in dealing with these start-up problems and further progress is expected in the future.
     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the first nine months of fiscal 1995 were $33.8 million, which represented an increase of $4.6 million (15.6%) from the first nine months of fiscal 1994. As a percentage of net sales, these expenses increased to 15.9% from 15.7% in the prior year period. This was principally the result of increased dealer volume rebate and warranty service costs.

     The Company earned an operating income of $4.8 million in the first nine months of fiscal 1995 or 2.3% of net sales. This compares to an operating income of $6.1 million or 3.3% of net sales in the prior year period.
     Interest and other income contributed $46,000 to earnings in the first nine months of fiscal 1995, compared to $100,000 in the first nine months of fiscal 1994. Interest expense for the first nine months of fiscal 1995 was $232,000. There was no interest expense for the first nine months of fiscal 1994. This was due to capitalization of interest related to our capital expansion program.
     Net income for the first nine months of fiscal 1995 was $2.6 million ($0.70 per common share), which compares to a net income of $3.6 million ($0.96 per common share) for the first nine months of fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES
     At the end of the current quarter, the Company had $2.0 million of outstanding borrowings under its credit facility, which was an increase of $2.0 million from the balance at July 2, 1994. At the end of the quarter, total long-term debt was $3.6 million an increase of $1.3 million compared to the balance at July 2, 1994.
     The Company's unsecured credit facility expiring January 31, 1997 permits borrowings of up to $10,000,000. The Company has access to additional bank financing up to $3,000,000 for seasonal use, if needed.
     Capital expenditures for the first nine months of fiscal 1995 were $4,023,000, compared to $7,945,000 from the prior year period.
     The Company expects that funds generated from operations combined with funds available under long-term secured financing arrangements and its revolving credit facility will be adequate to support its capital expenditure needs and required debt amortization.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SCHULT HOMES CORPORATION
                                  --------------------------------------
                                             (Registrant)


                              By:      /s/ FRED A. GREENAWALT
                                  --------------------------------------
                                       Fred A. Greenawalt
                                     Chief Accounting Officer


                              By:     /s/ WALTER E. WELLS
                                  --------------------------------------
                                         Walter E. Wells
                              Chief Executive Officer & President
Date:   May 12, 1995