Form 10-K
period 1995-07-01
SCHULT HOMES CORP
filed 1995-09-22
CIK 803349

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended July 1, 1995 Commission file number 0-15506
                                                                    -------

                            SCHULT HOMES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Indiana                                        35-1608892
-----------------------------------          -----------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.)
 Incorporation or Organization)

P.O. Box 151, Middlebury, IN  46540                      (219)825-5881
-----------------------------------          -----------------------------------
(Address of Principal Executive Offices)              (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:


        Title of each class                       Name of each exchange on
                                                      which registered
Common Shares no par value per share                      AMERICAN
------------------------------------         -----------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes  X                      No
                          -----                      ----

As of September 1, 1995, the aggregate market value of the registrant's common shares held by non-affiliates was $49,902,553 (3,731,032 shares at the closing price on AMERICAN of $13 3/8). The number of shares of common shares outstanding at that date was 3,731,032 shares.



Documents Incorporated by Reference:


                                                                PART      ITEM
                                                                ----      ----
1. Schult Homes Corporation 1995 Annual Report to Shareholders    II     6,7,8
2. Schult Homes Corporation Proxy Statement with respect to its
   October 19, 1995 Annual Meeting                               III   10,11,12

                             CROSS-REFERENCE SHEET



ITEM                                                                        PAGE

   1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

   2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

   3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

   4. Submission of Matters to a Vote of Security Holders. . . . . . . . . . .10

   5. Market for Registrant's Common Equity and Related
      Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . .10

   6. Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . .11

   7. Management's Discussion and Analysis of Financial Condition and
      Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .11

   8. Financial Statements and Supplementary Data. . . . . . . . . . . . . . .11

   9. Changes in and Disagreement with Accountants on Accounting and
      Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . .11

  10. Directors and Executive Officers of the Registrant . . . . . . . . . . .11

  11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . .11

  12. Security Ownership of Certain Beneficial Owners and Management . . . . .12

  13. Certain Relationships and Related Transactions . . . . . . . . . . . . .12

  14. Exhibits, Financial Statement Schedules, and Reports on Form 8K. . . . .12

                                     PART I

                   SCHULT HOMES CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS

GENERAL

        Schult Homes Corporation, founded in 1934, is the country's oldest and seventh largest producer of factory built homes. The Company's factory-built homes include both homes manufactured to meet the national building code administered by the U.S. Department of Housing and Urban Development ("manufactured homes") and homes produced to meet building codes, similar to building codes applicable to site-built homes, administered by state and local authorities ("modular homes"). At July 1, 1995, the Company operated ten manufacturing facilities located in seven states. These facilities produce manufactured homes sold in 42 states. The Company's modular homes are currently produced in all ten of the Company's facilities and are sold in 29 states. The Company's manufactured homes are sold through 793 independent dealers, 197 of which solely market the Company's modular homes. For the fiscal year ended June 1, 1995, modular homes accounted for 11.8% of the Company's net sales.

        The Company focuses on the middle to higher price range of the manufactured housing market and the lower to middle price range of the modular housing market. Schult's factory-built homes range in size from approximately 560 to 4,400 square feet and sell at retail, excluding land, for prices ranging from $20,000 to $200,000.

        Schult concentrates its marketing efforts on maintaining and developing consumer loyalty and dealer support by emphasizing design, quality and service. In recent years the Company has focused its product development efforts on multi-section manufactured homes and modular homes which meet regional consumer preferences and match site-built home specifications and features. The Company has developed engineering and operating systems which permit it to customize its products to meet the desires of individual home buyers. Schult believes that its ability to customize its products, along with its marketing assistance and after-sale service, position it to appeal to the over-45 age segment, a growing population with more discretionary financial resources than the typical first-time home buyer.

        Being in the right markets with the right products has produced strong sales growth for the Company. To meet customer demand, the Company began a
major expansion program in 1993.   Completed in fiscal 1995, this three-year,
$12 million investment added approximately $75 million of production capacity.

INDUSTRY

        The factory-built housing industry has historically served as a more affordable alternative to the home buyer. Because of the relatively lower cost of construction as compared to site-built homes, manufactured homes traditionally have been one of the means for first-time home buyers to overcome the obstacles of large downpayments and higher monthly mortgage payments. The Company believes that the cost advantages associated with the construction of modular homes present a more affordable alternative to buyers seeking the characteristics of site-built homes, and that modular homes offer better control of costs for builders and developers with scattered lots or small subdivisions. Factory-built homes also present an affordable alternative to site-built homes for retirees and the over-45 age segment desiring a lifestyle in which home ownership is less burdensome than is the case with site-built homes. The Company believes that because of changing demographics, this market segment should expand throughout the rest of the decade.

        The factory-built housing industry is cyclical and affected by the availability of alternative housing such as apartments, townhouses and condominiums. In addition, interest rates, availability of financing, regional population and employment trends and general and regional economic conditions affect the sale of factory-built homes. The Manufactured Housing Institute reported that calendar year 1991 recorded the lowest level of manufactured homes shipments over the past 29 years. However, industry shipments during 1994 were up by 20% following a 21% increase in 1993 and a 23% increase in 1992. The Manufactured Housing Institute also reported that industry shipments during the first six months of 1995 were up by 12%. There are several factors driving industry growth. Mortgage interest rates, which have remained moderate over the past 3 years, are enabling more consumers to buy homes. The glut of apartments that was caused by favorable tax laws prior to 1986 has finally worked its way through the housing market. The relative scarcity of apartment housing makes manufactured housing an attractive alternative.
Finally, more empty-nesters are choosing manufactured homes because they offer the quality and features empty-nesters require at prices that are becoming increasingly favorable as the cost of site-built homes escalates.

OPERATING STRATEGY

        The Company believes its basic operating and competitive strategy is best described as "product differentiation." Schult offers a broad range of factory-built homes both in terms of price levels and in design and specifications.

        The Company's design and engineering personnel design homes in consultation with divisional management, sales representatives and dealers, and evaluate new materials and construction techniques in a continuing program of development and enhancement. The Company uses computer-aided design technology and has developed order-entry and engineering systems which permit customizing of homes to meet the individual needs of prospective buyers. These systems allow the Company to make modifications such as increasing the length of a living room, moving a partition, changing the size and location of a window or installing custom cabinets without excessive reductions in manufacturing productivity. The Company believes that its ability to customize, along with the Company's marketing assistance and after-sale service tailored to the needs of individual consumers, position it to appeal to the over-45 age segment, a growing population with more discretionary financial resources than the typical first-time home buyer.

        In recent years, the Company has developed and marketed products which compete in quality and appearance with site-built homes and which match regional customer tastes and preferences. In part, the Company has substantially increased the proportion of its production devoted to multi-section manufactured homes. As another part of its long-term strategy, the Company recently developed a detailed plan to increase the production and sale of modular homes.

        The following table sets forth information concerning the Company's sales of multi-section homes as a percentage of the total number of factory-built homes sold by the Company.


                                 FISCAL YEAR ENDED
              ----------------------------------------------------------
               JUNE 30,  JUNE 29,  JUNE 27,  JUNE 26,  JULY 2,  JULY 1,
                1990      1991      1992      1993      1994     1995
              ----------------------------------------------------------
                58.3%     61.6%     61.4%     59.7%     64.1%    65.3%


PRODUCTS

        Schult offers both manufactured homes and modular homes in a total of 846 different floorplans. Included in the Company's modular homes are a limited number of commercial structures, primarily school rooms, produced under modular building codes. For the fiscal year ended July 1, 1995, the percentages of the Company's net sales attributable to the sale of manufactured homes and modular homes were 88.2% and 11.8%, respectively.

        The Company's factory-built homes typically include two or three bedrooms, a family room, kitchen, dining room, living room, and two full bathrooms, together with central heating, cooking range, refrigerator, hot water heater, carpeting and draperies. Buyers may also choose optional items including fireplaces; appliances such as dishwashers, washers, dryers, garbage disposals, microwave ovens and stereo systems; energy conservation options such as additional insulation and 2" x 6" wall systems; furniture, cabinets, built-in millwork and specialty bay windows; extra baths and closets; and upgrades to specified roofing, floor covering, sliding doors, trim moldings, appliances, light fixtures and draperies.

  MANUFACTURED HOMES. The Company's manufactured homes are built in accordance with the national building code administered by the U.S. Department of Housing and Urban Development. This code is a performance-based code which allows any material or construction process to be used as long as the performance criteria of the code are met. This differs from most state and local building codes which specify types of materials and construction methods that must be used in home construction.

        The Company designs and manufactures a variety of manufactured homes, with a wide selection of materials, floor plans and decors, primarily for the middle to higher price segment of the market. Manufactured homes are marketed under the "Schult" and "Marlette" brands with a variety of model names, including: Imperial, Presidential, New Congressional, Lynbrooke, American Classic, Value Plus, Stanton, Dynasty, Elite, Homestead, Royal, Santa Fe, Heritage Oak, Limited Edition, Ocean Crest and others. Many of the Company's multi-section manufactured homes have exterior design features, including asphalt shingle roofs and wood, vinyl or aluminum siding which, when complemented by on-site customizing and landscaping, result in homes similar in appearance to site-built homes.

        The Company's single-section manufactured homes range in size from 560 square feet to 1,368 square feet and sell at retail, excluding land, from $20,000 to $40,000. The Company's multi-section manufactured homes range in size from 1,008 square feet to 2,331 square feet and sell at retail, excluding land, from $29,000 to $100,000.

        The Company's manufactured homes have some design limitations imposed by the constraints of efficient production and over-the-road transit. Delivery expense, borne by the dealer, limits the effective competitive shipping range of the Company's manufactured homes to approximately 400 to 600 miles.

        MODULAR HOMES. The Company's modular homes are built in accordance with state or local building codes and therefore are similar in specifications and design to site-built homes. The Company's "Crest" line of modular homes is specifically designed to compete in design and appearance with site-built homes and differs significantly from most manufactured homes. This line of modular homes includes a variety of single-story ranch homes, story and one-half homes, two-story homes, townhouses and duplex units, all of which can include attached garages built at the site by others. A portion of the Company's modular homes are sold under the "Schult" and "Marlette" brand names. These modular homes are typically two-section, single-story ranch homes which are based on manufactured home designs but are built to modular specifications.

        The Company focuses on the lower to middle price segment of the modular housing market. The Company's modular homes range in size from 800 square feet to 4,400 square feet and sell at retail, excluding land, from $40,000 to $200,000.

        The Company's modular homes have design and transportation limitations similar to manufactured homes.

MANUFACTURING OPERATIONS

        The Company operates ten manufacturing facilities ranging in size from 72,500 square feet to 210,115 square feet. These facilities are located in Middlebury, Indiana (2 facilities); Etna Green, Indiana; Plainville, Kansas; Navasota, Texas; Buckeye, Arizona; Redwood Falls, Minnesota; Lewistown, Pennsylvania; Milton, Pennsylvania; and Hermiston, Oregon. Each facility produces models designed for its regional market area, but no single manufacturing facility produces all of the 846 models offered by the Company.

        The Company's products are manufactured in sections, which are individually transported to their destination by truck. The finished products may consist of one or more sections. Multi-section products, including one or two-story homes, are joined at their destination.

        The Company's manufacturing facilities generally operate one shift per day for a five-day week, and on that basis have the capacity to produce an aggregate of approximately 330 sections per week. During fiscal 1995, the average production was 269 sections per week compared to 247 during fiscal 1994 and 221 during fiscal 1993. The following table sets forth the total number of sections sold by the Company for the periods indicated.

                                   FISCAL YEAR ENDED
               ----------------------------------------------------------
               JUNE 30,  JUNE 29,  JUNE 27,  JUNE 26,   JULY 2,   JULY 1,
                 1990      1991      1992      1993      1994      1995
               ----------------------------------------------------------
                9,813     9,830    10,140    11,505     13,071    13,973


        The principal materials used in the production of the Company's homes include steel, vinyl siding, wood, wood products, shingles, gypsum wallboard, fiberglass, carpet, vinyl floor covering, fasteners and hardware items, appliances, furniture, electrical items, windows and doors. In general, materials are ordered so that they are received five days prior to the time they are incorporated into the homes. Some of the Company's facilities are in areas where a number of manufactured housing producers and suppliers are located, and these materials generally are readily available from a number of sources. Only one supplier accounted for more than 5% of the Company's annual purchases in fiscal 1995.

        Since the cost of transporting a manufactured home is significant, substantially all of the Company's homes are sold to independent dealers within a 400 to 600 mile radius of the manufacturing facility. The Company arranges, at the dealer's expense, for the transportation of finished homes to dealer sales centers using independent trucking companies. Customary sales terms are cash-on-delivery or guaranteed payment from a floor plan financing source. Dealers or other independent installers are responsible for placing the home on site, making utility hookups and providing and installing certain trim items.

        The Company does not maintain any inventory of unsold completed homes. All production is initiated against specific orders. The Company's backlog of orders for manufactured homes was $28.7 million at July 1, 1995, compared to $37.1 million at July 2, 1994. Dealer orders are subject to delays and cancellation for a variety of reasons, and the Company does not consider the order backlog to be firm orders.

SALES

        As of July 1, 1995, the Company's manufactured homes were being sold through 793 independent dealers of which 596 are authorized to sell the Company's "Schult" and "Marlette" brands of HUD code and modular homes. An additional 197 of the Company's independent manufactured home dealers are actively marketing the Company's "Crest" line of modular homes.

        The Company's largest dealer accounted for 4.8% of fiscal 1995 net sales and the ten largest dealers accounted for 21.4% of such sales. Of the top 100 dealers, 43 have been with the Company for over 10 years and 77 for over five years.

        The Company believes the close working relationship between its regional management and the dealers they service has been an important factor in the Company's success. In light of its commitment to its dealers, the Company, unlike some of its competitors, does not operate Company-owned retail sales centers to compete with its independent dealers. In order to enable dealers to obtain retail market penetration and provide customer service and to promote dealer loyalty, only one dealer within a given local market area distributes the Company's homes. However, the Company does not have formal marketing agreements with its dealers and substantially all of the Company's dealers also sell homes of other manufacturers.

        The Company employs 43 sales persons who, through extensive road travel, maintain personal contact with the Company's independent dealers. The Company also markets its homes through product promotions tailored to specific dealer needs. In addition, the Company advertises in various media, and participates in regional manufactured housing shows. There are separate sales forces for manufactured and modular homes.

        Independent dealers of manufactured homes sell from display centers, rental developments, condominium developments and subdivisions. Some independent manufactured housing dealers sell modular homes, but most modular homes are sold by builder/dealers specializing in modular homes, who may concentrate on scattered lot placements or small subdivision developments.

PRODUCT FINANCING

        As is customary in the factory-built housing industry, substantially all of the Company's dealers finance their purchases through floor plan arrangements. A bank or finance company loans the dealer all of the purchase price of the home (secured by the factory-built home) and requires the manufacturer to agree to repurchase the home for the principal amount of the floor plan loan outstanding, plus certain expenses, should the dealer default. At July 1, 1995, the Company's contingent repurchase obligations under such agreements approximated $41.0 million. No one dealer accounted for more than 5.0% of that contingent obligation. Generally, homes that have been repurchased under such arrangements have been sold to other dealers and losses have been nominal.

        The Company's independent dealers make individual arrangements for the retail financing of the homes they sell without assistance from the Company, and the Company has no contingent liability for defaults on such consumer financing.

WARRANTY, QUALITY CONTROL AND SERVICE

        The Company believes the maintenance of quality in materials and workmanship is an important factor in the market acceptance of its homes. The Company maintains a rigorous quality control inspection program at each production stage, and in addition, in accordance with government regulations relating to construction and performance standards, an independent third party performs compliance inspections. See "Regulation."

        The Company provides the initial retail purchaser of its factory-built homes with a one-year limited warranty covering manufacturing defects in materials and workmanship. Manufacturers of appliances and other materials installed in the Company's homes generally provide their own direct warranties to the purchaser. The Company employs trained servicemen at each of its plants who provide on-site warranty service to retail customers, as a backup to warranty service provided by dealers.

COMPETITION

        The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based on price (including freight costs), product features, quality, warranty repair service and the terms of dealer and retail customer financing. According to industry data, as of July 1, 1995, there were 98 firms producing manufactured homes from 281 facilities.
A number of these companies are larger than the Company and possess greater financial resources. Some of these companies are strengthened and partially insulated from competitive conditions in the manufactured housing industry by virtue of substantial operations in related industries. The capital requirements of entry into the manufactured housing industry are relatively small, and both start-ups and failures are common.

        The product differentiation strategy used by the Company has also been successfully employed by some private regional firms. Among the large, publicly-owned manufacturers of manufactured homes, two other competitive strategies have enjoyed success. One of these is the "low-cost producer" approach, based on delivering a good value at the lower end of the price range through high volume, low margins and limited product offerings. Another strategy has been vertical integration, in which firms control not only the production of manufactured homes, but own some or all of their retail distribution points, do some land development and have captive mortgage banking and insurance operations.

        Competition in the modular housing industry is fragmented with no dominant manufacturer. While there are a number of small regional modular home manufacturers, the Company's principal competition for modular housing is the traditional site-builder. The Company believes it has a price advantage in competing with builders in small subdivisions and on scattered lots and in remote areas. Large tract-builders enjoy economies of scale which make their products comparable in price to modular homes and large tract-builders therefore have no incentive to buy modular homes.

        Manufactured and modular homes compete with each other and also compete directly with apartments, townhouses, condominiums, existing site-built homes and existing manufactured homes.


REGULATION

        Factory-built homes, like site-built homes, are subject to a number of federal, state and local laws. The Company believes such regulations benefit the industry and its customers by ensuring minimum quality standards, thereby improving consumer trust and acceptance of manufactured and modular homes.

        Construction of manufactured homes is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974. In 1975, the Department of Housing and Urban Development ("HUD") issued regulations under this act establishing comprehensive national construction standards preempting conflicting state and local regulations. The HUD regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal efficiency and ventilation. As required by the HUD regulations, all plans and specifications for the Company's manufactured homes are reviewed by a HUD-approved independent third party, and each home is required to be inspected by a different HUD-approved third party prior to its completion. These inspections are in addition to the Company's own rigorous inspection program. Failure to comply with HUD regulations would expose the Company to a wide variety of sanctions, ranging from repair or repurchase of any home deemed defective or hazardous, to intensive inspection of manufacturing facilities, or to closing the Company's plants. The Company believes its manufactured homes meet or surpass all present HUD requirements. Modular homes are subject to state or local building codes, similar to the codes applicable to site-built homes, rather than the HUD regulations.

        Legislation has been proposed, from time to time, which, if enacted, would significantly affect the regulatory climate for manufactured and modular homes. One proposal would turn regulation of manufactured homes back to state authority, and another would impose preemptive federal legislation over modular homes. The outcome or effect of legislative action cannot be predicted.

        Certain components of manufactured and modular homes are subject to regulation by the Consumer Product Safety Commission ("CPSC"), which is empowered to ban the use of component materials believed to be hazardous to health and to require the repair of defective components. The CPSC, the Environmental Protection Agency and other governmental agencies are evaluating the effects of formaldehyde. Manufactured, modular and site-built homes are all built with particleboard, paneling and other products that contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentration of formaldehyde in certain products used in manufactured homes and required manufacturers to warn purchasers concerning formaldehyde associated risks. The Company currently uses materials in its manufactured homes that meet HUD standards for formaldehyde emissions and otherwise comply with HUD regulations in this regard. See "Legal Proceedings."

        A number of states require manufactured and modular home producers to post bonds to ensure the satisfaction of consumer warranty claims. A number of states have adopted procedures governing the installation of manufactured homes. The location of manufactured homes is sometimes subject to discriminatory local zoning ordinances. Utility connections are subject to state and local regulation, and must be complied with by the builder/dealer or other person installing the home.

        The Company does not provide retail financing and is indirectly affected by regulations on consumer finance. In particular, the Company cooperates with dealers in assisting retail customers in obtaining Veterans Administration and Federal Housing Administration guaranteed loans. In connection with such transactions, the Company must make representations regarding certain aspects of its wholesale pricing policies. If the Company were to engage in consumer financing, the Company would be subject to additional regulatory requirements.

        The Company is subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act, which regulates the description of warranties. The description and substance of the Company's warranties are also subject to various state laws and regulations.

EMPLOYEES

        On July 1, 1995, the Company had 2,317 full-time employees, of which 160 were in management, 181 were in administrative and clerical areas, 1,933 were in production and 43 were in sales. The Company's personnel requirements are primarily for semi-skilled production labor; these employees are typically compensated on an incentive basis, based on the achievement of production goals. There are no collective bargaining agreements covering any of the Company's employees. The Company considers its employee relations to be good.


ITEM 2. PROPERTIES

        The Company presently owns ten operating manufacturing facilities. In addition, the Company owns a 112,000 square foot warehouse in Elkhart, Indiana, and two idle manufacturing facilities. The Company's idle facility in Ellaville, Georgia has been for sale. The Company's idle facility in Elkton, Maryland is currently used only as a sales and service office, but production could resume there if economic conditions and markets so warrant.

   The Company's manufacturing facilities are as follows:
                                                         BUILDING
                               LOCATION         ACRES  SQUARE FEET
                               --------         -----  -----------

                    Middlebury, IN #1........... 62.5     174,400
                    Plainville, KS.............. 29.3     149,700
                    Navasota, TX................ 20.0     210,115
                    Buckeye, AZ................. 21.0      72,500
                    Redwood Falls, MN........... 19.2     119,320
                    Milton, PA.................. 13.0      86,800
                    Lewistown, PA............... 18.7     144,870
                    Hermiston, OR............... 40.3     206,464
                    Middlebury, IN #2........... 18.4      93,960
                    Etna Green, IN.............. 13.2     116,182

        The Company's corporate headquarters are located at the Middlebury, Indiana #1 facility.

        All of the properties described above are well maintained, generally in good repair, adequately insured and suitable for the purposes for which they are being used.


ITEM 3. LEGAL PROCEEDINGS

        Since 1978, many producers of manufactured homes, including the Company, have experienced a number of product liability claims based on the presence of formaldehyde in components purchased from independent suppliers and used in the manufacture of homes. Although the Company has experienced a decrease in the number of formaldehyde claims initiated in recent years, such claims are expected to continue for the foreseeable future. Schult is currently named as a defendant in five lawsuits involving formaldehyde. While Schult believes it has meritorious defenses to all of these actions, no prediction can be made as to the outcome of these cases.

        The Company carries product liability insurance but bears a substantial portion of the cost of liability claims and settlements. The Company currently has primary insurance coverage of $5.0 million per occurrence and in the aggregate, after payment of $100,000 of damages or expenses per occurrence. The Company has umbrella coverage of $10.0 million per occurrence and in the aggregate, after payment by the Company of $10,000 per occurrence.

        In late 1991, the Company was named by the Maryland Department of the Environment, along with 50 other persons, as a potentially responsible person for soil and water pollution at a site in which its Elkton, Maryland facility is located. The affected site is 1,360 acres, and includes a former U. S. Navy munitions factory. The U.S. Department of the Navy is one of the named potentially responsible persons. Under the law, the Company and each of the other persons named is potentially responsible for remediation of the site without regard to determination of the source of pollution. The investigation is in a preliminary stage, and the ultimate resolution cannot now be determined. The Company has no reason to believe, however, that it has been a major contributor to the pollution of soil or groundwater.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 1994.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        In an initial public offering on February 26, 1987 Schult sold 833,334 units, each consisting of One Common Share and a Warrant for one-half Common Share. Units, Shares, and Warrants began trading immediately, but most trading activity was concentrated in Units. On May 17, 1990, the Company listed its common shares on the American Stock Exchange (ticker symbol SHC). As a result, shares, units and warrants were delisted by NASDAQ, and subsequently warrants could only be traded over-the-counter through the "pink sheets". All of the warrants expired or were exercised on March 1, 1991. On July 28, 1992, the Company commenced a public offering of 1,437,500 shares of common stock comprised of 1,145,383 shares offered by members of the Fulcrum Partnership and 292,117 newly issued shares. After expenses, sale of the new shares generated approximately $2.5 million in new capital for the Company.

        The following table sets forth the high and low closing sale price of the Common Shares as reported on the American Stock Exchange.

                                           HIGH       LOW
                                         --------   -------
     Fiscal Year Ended June 26, 1993
       First Quarter.................... $13 3/4    $ 9 3/8
       Second Quarter...................  18         12 3/4
       Third Quarter....................  19 3/8     14 1/4
       Fourth Quarter...................  16         11 7/8
     Fiscal Year Ended July 2, 1994
       First Quarter.................... $15 1/2    $11 1/2
       Second Quarter...................  15 3/4     13 3/8
       Third Quarter....................  17 7/8     14 3/4
       Fourth Quarter...................  15 3/8     13
     Fiscal Year Ended July 1, 1995
       First Quarter.................... $15 1/8    $12 3/8
       Second Quarter...................  14 1/4     10 5/8
       Third Quarter....................  12 7/8      9 3/4
       Fourth Quarter...................  11 3/4     10


   On July 1, 1995, there were more than 1,000 shareholders of record of the Company's Common Shares.

DIVIDEND POLICY

   Historically, it has been the policy of the Company to reinvest earnings in the Company's business. On June 10, 1992, the Company announced the inception of a regular quarterly dividends. The first such dividend was paid on September 14, 1992. The Company intends to continue to pay a regular quarterly dividend. However, the payment of future cash dividends will depend upon the Company's financial condition, capital requirements, results of operations and other factors deemed relevant by the Company.

ITEM 6. SELECTED FINANCIAL DATA

        Schult Homes Corporation incorporates by reference page 3 of the Schult Homes Corporation 1995 Annual Report to Shareholders under the heading, "Financial Highlights."

        The amounts of redeemable preferred shares outstanding was $4,496,800 in both fiscal years 1990 and 1991.


        Schult Homes Corporation incorporates by reference page 25 of the Schult Homes Corporation 1995 Annual Report to Shareholders under the heading, "Summary of Quarterly Results."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Schult Homes Corporation incorporates by reference pages 14 through 16 of the Schult Homes Corporation 1995 Annual Report to Shareholders under the heading, "Management's Discussion and Analysis."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Schult Homes Corporation incorporates by reference "Consolidated Financial Statements and Notes" on pages 17 through 24 of the Schult Homes Corporation 1995 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Schult Homes Corporation incorporates by reference the information on pages 4 and 5 of the Schult Homes Corporation Proxy Statement dated September 22, 1995, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, under the heading, "Election of Directors." Also, pages 14 and 15 of the above mentioned Proxy Statement, under the heading, "Executive Officers."


ITEM 11. EXECUTIVE COMPENSATION

        Schult Homes Corporation incorporates by reference the information on pages 6 through 11, 13 and 14 of the Schult Homes Corporation Proxy Statement dated September 22, 1995, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, under the headings, "Report of the Compensation Committee", "Adoption of the Schult Homes Corporation 1995 Share Incentive Plan", "Executive Compensation" and "Employee Plans."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Schult Homes Corporation incorporates by reference the information on page 3 of the Schult Homes Corporation Proxy Statement dated September 22, 1995, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, under the heading, "Principal Shareholders."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not applicable.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

        (a)    The following documents are filed as a part of this report:
               1. Schult Homes Corporation incorporates by reference "Consolidated Financial Statements and Notes" on pages 17 through 24 of the Schult Homes Corporation 1995 Annual Report to Shareholders.
               2.   Schult Homes Corporation files herewith:
                         Incentive Bonus Plan;
                         Gain Sharing (401(k)) Plan;
                         Incentive Stock Option Plan;
                         Employee Share Purchase Plan;
        (b) Through July 1, 1995, no reports on Form 8-K were filed subsequent to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995.
        (c)    Exhibits required by Item 601 of Regulation S-K:
                    Amended and Restated Articles of Incorporation of the Company;
                    Bylaws of the Company;
                    Form of Common Share Certificate;
                    Revised Credit Facility with NBD Bank and NBD Bank, NA;
        (d) There are no financial statements to be filed under Regulation S-X which are excluded from the annual report to shareholders pursuant to Rule 14a-3(b).

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SCHULT HOMES CORPORATION
                                             Registrant


                                             By
                                               ---------------------------------
                                             Walter E. Wells
                                             President, Chief Executive Officer

Date:  September 22, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                     TITLE                           DATE
       ---------                     -----                           ----


                            President, Chief Executive        September 22, 1995
-------------------------   Officer and Director
Walter E. Wells


                            Senior Vice President of          September 22, 1995
-------------------------   Product Group and Director
Francis M. Kennard


                            President of Manufactured Housing September 22, 1995
-------------------------   Group and Director
John P. Guequierre


                            Vice President of Finance         September 22, 1995
-------------------------   and Chief Accounting Officer
Frederick A. Greenawalt


                            Director                          September 22, 1995
-------------------------
Todd Goodwin


                            Director                          September 22, 1995
-------------------------
Robert J. Deputy


                            Director                          September 22, 1995
-------------------------
Donald R. Pletcher


                            Director                          September 22, 1995
-------------------------
Walter O. Wells

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
            FINANCIAL STATEMENTS SUBMITTED IN RESPONSE TO ITEM 14 (A)
                             Year ended July 1, 1995


      The consolidated financial statements, together with the related notes and the report thereon of KPMG Peat Marwick LLP, dated August 4, 1995, appearing on pages 17 to 24 of the accompanying 1995 Annual Report to Shareholders, are hereby incorporated by reference and made a part hereof. With the exception of the aforementioned items incorporated by reference and specific references made herein, the 1995 Annual Report to Shareholders is not deemed to be filed as part of this filing.




                          INDEPENDENT AUDITORS' CONSENT


The Board of Directors and Shareholders of
Schult Homes Corporation:


     We consent to incorporation by reference in Registration Statement No. 33-42434 on Form S-8 of Schult Homes Corporation, of our report dated August 4, 1995, relating to the consolidated balance sheets of Schult Homes Corporation and subsidiaries as of July 1, 1995 and July 2, 1994, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended July 1, 1995, as contained in the Annual Report to Shareholders for the fiscal year 1995. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1995.

KPMG Peat Marwick LLP



Chicago, Illinois
September 22, 1995