Form 10-Q
period 1995-09-30
SCHULT HOMES CORP
filed 1995-11-08
CIK 803349

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1995             Commission File Number  0-15506
                                                                         -------





                            Schult Homes Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Indiana                                       35-1608892
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)




              221 U.S. 20 West, Middlebury, Indiana          46540
              -----------------------------------------------------
              (Address of principal executive offices)   (Zip Code)


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



                       YES     XX                      NO
                           ---------                      ---------


The number of common shares outstanding, as of September 30, 1995 was 3,731,032.

                            SCHULT HOMES CORPORATION
                                    FORM 10-Q

                         PERIOD ENDED SEPTEMBER 30, 1995


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

     Item 2.  Changes in Securities --- Inapplicable

     Item 3.  Defaults upon Senior Securities --- Inapplicable

     Item 4.  Submission of Matters to a Vote of Security Holders ---
              Inapplicable

     Item 5.  Other Information --- Inapplicable

     Item 6.  Exhibits and Reports on Form 8-K
                   (a) Exhibits
                           (1)     Amended and Restated Articles of
                                   Incorporation of the Company incorporated by reference from fiscal year 1996 Form 10-K
                           (2) Bylaws of the Company incorporated by reference from fiscal year 1996 Form 10-K
                           (3) Net Earnings per Share of the Company incorporated by reference from fiscal year 1996 Form 10-K
                   (b) There were no reports on Form 8-K filed for the three
                         month period ended September 30, 1995.

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 1995 AND JULY 1, 1995
                                     ASSETS



                                             SEPT. 30, 1995   JULY 1, 1995
                                             --------------   ------------
                                              (unaudited)        (audited)
                                                (thousands of dollars)
Cash ........................................   $ 4,297         $ 4,566
Accounts receivable, less allowance for
 doubtful accounts of $105 in September 1995
 and $67 in July 1995........................    15,135          14,154
Inventories (note 1).........................    13,781          15,095
Other current assets.........................     4,427           4,603
                                              ---------       ---------
   Total current assets......................    37,640          38,418

Property, plant, and equipment...............    34,018          34,235
Other assets.................................     2,552           2,680
                                              ---------       ---------
   Total assets..............................   $74,210         $75,333
                                              ---------       ---------
                                              ---------       ---------

       LIABILITIES AND SHAREHOLDERS' EQUITY

Trade accounts payable.......................   $11,741         $14,664
Accrued liabilities..........................    23,759          20,977
Current portion of long-term debt............     1,000           1,000
                                              ---------       ---------
   Total current liabilities.................    36,500          36,641

Deferred income taxes........................     3,025           3,025
Long-term debt...............................     1,142           3,695
                                              ---------       ---------
   Total liabilities.........................    40,667          43,361

Shareholders' equity:
 Common shares, no par value, 10,000,000
  shares authorized, 3,731,032 shares issued
  and outstanding in September 1995 and
  3,746,032 in July 1995.....................     7,719           7,884
 Retained earnings...........................    25,824          24,088
                                              ---------       ---------
   Total shareholders' equity................    33,543          31,972
                                              ---------       ---------

   Total liabilities and shareholders'
    equity...................................   $74,210         $75,333
                                              ---------       ---------
                                              ---------       ---------



     See accompanying notes to condensed consolidated financial statements.

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (DOLLAR IN THOUSANDS, EXCEPT PER SHARE)
                                   (UNAUDITED)


                                             THREE MONTHS ENDED
                                        SEPT. 30, 1995   OCT. 1, 1994
                                        --------------   ------------
Net sales...............................   $ 80,482      $ 71,908
Cost of goods sold......................     64,062        58,584
                                           --------      --------
   Gross profit.........................     16,420        13,324

Selling, general, and
 administrative expenses................     13,144        10,641
                                            -------       -------
   Operating income.....................      3,276         2,683

Interest income.........................          7             2
Other income............................          6            11
Interest expense........................    (    54)      (    91)
                                            -------       -------
   Income before income taxes...........      3,235         2,605

Income taxes:
 Federal................................        994           804
 State..................................        356           286
                                            -------       -------
   Net income...........................   $  1,885      $  1,515
                                           --------      ---------
                                           --------      ---------

PER SHARE DATA: (NOTE 2)

Net income per common share.............   $   0.50      $   0.40
                                          ----------     ---------
                                          ----------     ---------

Dividends paid per common share.........   $   0.04      $   0.04
                                           ---------     ---------
                                           ---------     ---------

Average shares outstanding..............  3,740,905     3,772,743
                                          ---------     ---------
                                          ---------     ---------


     See accompanying notes to condensed consolidated financial statements.

                   SCHULT HOMES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                         SEPT. 30,   OCT. 1,
                                                           1995       1994
                                                         --------    -------
Cash flows from operating activities:
 Net income..............................................$ 1,885    $ 1,515
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation of plant and equipment...................    858        774
   Changes in assets and liabilities:
    Increase in accounts receivable...................... (  981)    (  528)
    (Increase) decrease in inventories...................  1,314     (   27)
    Decrease in other assets.............................    304        186
    Decrease in trade accounts payable................... (2,923)    (1,782)
    Increase in accrued liabilities......................  2,782        835
                                                         -------     ------
 Total adjustments.......................................  1,354     (  542)
                                                         -------     ------
   Net cash provided by operating activities.............  3,239        973


Cash flows from investing activities:
 Capital expenditures, net of retirements................ (  641)    (1,721)
                                                         -------    -------
   Net cash used in investing activities................. (  641)    (1,721)


Cash flows from financing activities:
 Repayment of long-term debt............................. (2,553)    (  248)
 Payment for repurchased shares.......................... (  165)         -
 Dividends declared to common shareholders............... (  149)    (  151)
                                                         --------   -------
   Net cash used in financing activities................. (2,867)    (  399)


Net decrease in cash..................................... (  269)    (1,147)
Cash at beginning of the quarter.........................  4,566      1,774
                                                         -------    -------
Cash at end of the quarter...............................$ 4,297    $   627
                                                         -------    -------
                                                         -------    -------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest...............................................$    94    $    91
  Income taxes...........................................    569      1,023

     See accompanying notes to condensed consolidated financial statements.

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) INVENTORIES
    The components of inventories are as follows:

                              SEPT. 30,       JULY 1,
                                1995           1995
                              --------        -------
                               (thousands of dollars)
    Raw material...........    $10,043        $11,165
    Work in process........      2,261          2,352
    Finished goods.........      1,477          1,578
                               -------        -------
       Total...............    $13,781        $15,095
                              --------       --------
                              --------       --------

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     NET EARNINGS PER COMMON SHARE
     Net earnings per common share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period.

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

                                          PERCENTAGE OF NET SALES
                                           THREE MONTHS ENDED
                                           ------------------
                                             SEP 30,   OCT. 1,
                                             1995      1994
                                           --------  --------
  Net sales................................. 100.0%    100.0%
  Cost of goods sold........................  79.6      81.5
                                             -----     -----
     Gross profit...........................  20.4      18.5
  Selling, general & administrative expenses  16.3      14.8
                                             -----     -----
     Operating income ......................   4.1       3.7
  Interest and other income.................   0.0       0.0
  Interest expense..........................  (0.1)     (0.1)
                                             -----     -----
     Income before income taxes.............   4.0       3.6
  Income taxes..............................   1.7       1.5
                                             -----     -----
     Net income ............................   2.3       2.1
                                             -----     -----
                                             -----     -----

     THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED OCTOBER 1, 1994. NET SALES in the first quarter of fiscal 1996 were $80.5 million, which represented an increase of $8.6 million (11.9%) from the first quarter of fiscal 1995. This increase in sales was due to utilization of our plant expansions, strong market conditions and increased selling price.

The average selling price per section increased by 2.5% from the same time a year earlier. Total sections sold in the first quarter of fiscal 1996 were 3,851, an increase of 324 sections (9.2%) from the prior year period. Multi-section homes represented 60.7% of the homes sold during the first quarter of fiscal 1996, compared to 68.5% in fiscal 1995.
     COST OF GOODS SOLD in the first quarter of fiscal 1996 was $64.1 million, which represented an increase of $5.5 million (9.4%) from the first quarter of fiscal 1995. Cost of goods sold as a percentage of net sales decreased from 81.5% in fiscal 1995 to 79.6% in fiscal 1996. This decrease in cost of goods sold was principally due to decreased labor and material costs.
     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the first quarter of fiscal 1996 were $13.1 million, which represented an increase of $2.5 million (23.5%) from fiscal 1995. As a percentage of net sales, these expenses increased to 16.3% from 14.8% in the prior year period. This was principally the result of increased warranty service costs. This increase was caused by an effort to reduce the backlog of warranty service and to reduce the warranty service interval, which should not be reoccurring to this extent.
     The Company earned an operating income of $3.3 million in the first quarter of fiscal 1996 or 4.1% of net sales. This compares to an operating income of $2.7 million or 3.7% of net sales in the prior year period.
     Interest and other income contributed $13,000 to earnings in the first quarter of fiscal 1996, compared to $13,000 in the first quarter of fiscal 1995. Interest expense for the first quarter of fiscal 1996 was $54,000, compared to $91,000 in the first quarter of fiscal 1995.
     Net income in the current quarter was $1.9 million ($0.50 per common share), compared to a net income of $1.5 million ($0.40 per common share) in the first quarter of fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES
     At the end of the current quarter, the Company had no outstanding borrowings under its credit facility, which was a decrease of $2.3 million from the balance at July 1, 1995. At the end of the quarter, total long-term debt was $1.1 million, a decrease of $2.6 million compared to the balance at July 1, 1995.
     The Company's unsecured credit facility expiring January 31, 1997 permits borrowings of up to $10,000,000. The Company has access to additional bank financing up to $3,000,000 for seasonal use, if needed.
     Capital expenditures for the first quarter of fiscal 1996 were $641,000, compared to $1,721,000 from the prior year period.
     The Company expects that funds generated from operations combined with funds available under long-term secured financing arrangements and its revolving credit facility will be adequate to support its capital expenditure needs and required debt amortization.

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

                                    SCHULT HOMES CORPORATION
                              -------------------------------------
                                         (Registrant)


                              By:
                                  ------------------------------
                                       Fred A. Greenawalt
                                     Chief Accounting Officer


                              By:
                                  ------------------------------
                                         Walter E. Wells
                              Chief Executive Officer & President


Date: November 6, 1995