Form 10-Q
period 1995-12-30
SCHULT HOMES CORP
filed 1996-02-13
CIK 803349

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 30, 1995           Commission File Number  0-15506
                                                                     --------

                            SCHULT HOMES CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               INDIANA                                35-1608892
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)




               221 U.S. 20 WEST, MIDDLEBURY, INDIANA      46540
            ------------------------------------------------------
            (Address of principal executive offices)   (Zip Code)


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

YES     XX                      NO
      -------                     --------


The number of common shares outstanding, as of December 30, 1995 was 3,731,724.

                            SCHULT HOMES CORPORATION
                                    FORM 10-Q

                         PERIOD ENDED DECEMBER 30, 1995


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

     Item 2.  Changes in Securities --- Inapplicable

     Item 3.  Defaults upon Senior Securities --- Inapplicable

     Item 4.  Submission of Matters to a Vote of Security Holders


     Item 5.  Other Information --- Inapplicable

     Item 6.  Exhibits and Reports on Form 8-K
               (a) Exhibits
                    (1) Amended and Restated Articles of Incorporation of the Company incorporated by reference from fiscal year 1995 Form 10-K
                    (2) Bylaws of the Company incorporated by reference from fiscal year 1995 Form 10-K
                    (3) Net Earnings per Share of the Company incorporated by reference from fiscal year 1995 Form 10-K
               (b) There were no reports on Form 8-K filed for the three month period ended December 30, 1995.

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 30, 1995 AND JULY 1, 1995
                                       ASSETS




                                                             DEC. 30, 1995   JULY 1, 1995
                                                             -------------   ------------
                                                              (unaudited)     (audited)
                                                                  (thousands of dollars)
Cash ......................................................     $ 4,432        $ 4,566
Accounts receivable, less allowance for  doubtful accounts
 of $100 in December 1995 and $67 in July 1995.............       8,470         14,154
Inventories (note 1).......................................      15,535         15,095
Other current assets.......................................       4,502          4,603
                                                                -------        -------
   Total current assets....................................      32,939         38,418


Property, plant, and equipment.............................      34,208         34,235
Other assets...............................................       4,243          2,680
                                                                -------        -------
   Total assets............................................     $71,390        $75,333
                                                                =======        =======


           LIABILITIES AND SHAREHOLDERS' EQUITY


Trade accounts payable.....................................     $ 6,626        $14,664
Accrued liabilities........................................      25,269         20,977
Current portion of long-term debt..........................       1,000          1,000
                                                                -------        -------
   Total current liabilities...............................      32,895         36,641


Deferred income taxes......................................       3,025          3,025
Long-term debt.............................................         897          3,695
                                                                -------        -------
   Total liabilities.......................................      36,817         43,361

Shareholders' equity:
 Common shares, no par value, 10,000,000 shares authorized,
  3,731,724 shares issued and outstanding in December 1995
  and 3,746,032 in July 1995...............................       7,730          7,884
 Retained earnings.........................................      26,843         24,088
                                                                -------        -------
   Total shareholders' equity..............................      34,573         31,972
                                                                -------        -------

   Total liabilities and shareholders' equity..............     $71,390        $75,333
                                                                =======        =======


     See accompanying notes to condensed consolidated financial statements.

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
                                   (UNAUDITED)



                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                 DEC. 30, 1995  DEC. 31, 1994      DEC. 30, 1995  DEC. 31, 1994
                                 -------------  -------------      -------------  -------------
Net sales........................   $ 73,295      $ 70,526            $153,777         $142,434
Cost of goods sold...............     58,944        57,783             123,006          116,367
                                    --------      --------            --------         --------
   Gross profit..................     14,351        12,743              30,771           26,067


Selling, general, and
 administrative expenses.........     12,429        11,391              25,573           22,032
                                    --------      --------            --------         --------
   Operating income..............      1,922         1,352               5,198            4,035


Interest income..................        128             3                 135                5
Other income.....................          6            15                  12               26
Interest expense.................        (35)          (69)                (89)            (160)
                                    --------      --------            --------         --------
   Income before income taxes....      2,021         1,301               5,256            3,906

Income taxes:

 Federal.........................        631           411               1,625            1,214
 State...........................        222           143                 578              430
                                    --------      --------            --------         --------

   Net income....................   $  1,168      $    747            $  3,053         $  2,262
                                    ========      ========            ========         ========

PER SHARE DATA: (note 2)
--------------------------

Net income per common share......   $   0.31      $   0.20            $   0.81         $   0.60

Dividends paid per common share..   $   0.04      $   0.04            $   0.08         $   0.08

Average shares outstanding.......  3,736,332     3,773,198           3,738,970        3,773,003




       See accompanying notes to condensed consolidated financial statements.

                   SCHULT HOMES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     DEC. 30,  DEC. 31,   DEC. 30,  DEC. 31,
                                                       1995      1994       1995     1994
                                                      ------    ------     ------   ------
Cash flows from operating activities:
 Net income..........................................$ 1,168   $   747    $3,053   $ 2,262
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation of plant and equipment...............    858       763     1,716     1,537
   Changes in assets and liabilities:
    Decrease in accounts receivable..................  6,665     4,047     5,684     3,519
    Increase in inventories.......................... (1,755)     (436)      (40)     (463)
    Increase in other assets......................... (1,716)     (537)   (1,462)     (350)
    Decrease in trade accounts payable............... (5,114)   (3,491)   (8,038)   (5,273)
    Increase (decrease) in accrued liabilities.......  1,460      (466)    4,281       369
                                                     -------   -------   -------   -------
 Total adjustments...................................    398      (120)    1,741      (661)
                                                     -------   -------   -------   -------
   Net cash provided by operating activities.........  1,566      627      4,794     1,601



Cash flows from investing activities:
 Capital expenditures, net of retirements............ (1,048)     (992)   (1,689)   (2,713)
                                                     -------   -------   -------   -------
   Net cash used in investing activities............. (1,048)     (992)   (1,689)   (2,713)


Cash flows from financing activities:
 Proceeds from issuance of long-term debt............      -       500         -       500
 Repayment of long-term debt.........................   (245)     (248)   (2,798)     (497)
 Proceeds from issuance of common stock..............     11        12        22        12
 Payment for repurchased shares......................      -         -      (165)        -
Dividends declared to common shareholders...........    (149)      (51)     (298)     (301)
                                                      -------   -------   -------   -------
   Net cash provided by (used in) financing activities  (383)      113    (3,239)     (286)


Net increase (decrease) in cash......................    135      (252)     (134)   (1,398)
Cash at beginning of the quarter.....................  4,297       628     4,566     1,774
                                                     -------   -------   -------   -------
Cash at end of the quarter...........................$ 4,432   $   376    $4,432   $   376
                                                     =======   =======   =======   =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest...........................................$    44   $    42    $  138   $   134
  Income taxes.......................................$ 2,409   $ 2,218    $2,978   $ 3,242



         See accompanying notes to condensed consolidated financial statements.

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) INVENTORIES
    The components of inventories are as follows:

                               DEC. 30,       JULY 1,
                                1995           1995
                               -------       --------
                               (thousands of dollars)
    Raw material...........    $11,625        $11,165
    Work in process........      2,250          2,352
    Finished goods.........      1,660          1,578
                               -------        -------
       Total...............    $15,535        $15,095
                               =======        =======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
     The following table sets forth selected items of the Company's statement of operations as a percentage of net sales for the periods indicated.

                                                    PERCENTAGE OF NET SALES
                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                           -------------------  -----------------
                                           DEC 30,  DEC 31,     DEC 30,  DEC 31,
                                             1995     1994       1995     1994
                                             -----    -----     ------    -----
  Net sales................................. 100.0%   100.0%     100.0%   100.0%
  Cost of goods sold........................  80.4     81.9       80.0     81.7
                                             -----    -----     ------    -----
     Gross profit...........................  19.6     18.1       20.0     18.3
  Selling, general & administrative expenses  17.0     16.2       16.6     15.5
                                             -----    -----     ------    -----
     Operating income ......................   2.6      1.9        3.4      2.8
  Interest and other income.................   0.2      0.0        0.1      0.0
  Interest expense..........................  (0.0)    (0.1)      (0.1)    (0.1)
                                             -----    -----     ------    -----
     Income before income taxes.............   2.8      1.8        3.4      2.7
  Income taxes..............................   1.2      0.7        1.4      1.1
                                             -----    -----     ------    -----
     Net income ............................   1.6      1.1        2.0      1.6
                                             =====    =====      =====    =====

     THREE MONTHS ENDED DECEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1994. NET SALES in the second quarter of fiscal 1996 were a record $73.3 million, which represented an increase of $2.8 million (3.9%) from the second quarter of fiscal 1995. This increase was due to utilization of our plant expansions and strong market conditions. The average selling price per section decreased by 1.6% from the same time a year earlier due to an increase in the sale of lower priced single wide units . Total sections sold in the second quarter of fiscal 1996 were 3,560, an increase of 188 sections (5.6%) from the prior year period. Multi-section homes represented 62.8% of the homes sold during the second quarter of fiscal 1996, compared to 64.5% in fiscal 1995.

     COST OF GOODS SOLD in the second quarter of fiscal 1996 was $58.9 million, which represented an increase of $1.2 million (2.0%) from the second quarter of fiscal 1995. Cost of goods sold as a percentage of net sales decreased from 81.9% in fiscal 1995 to 80.4% in fiscal 1996. This decrease in cost of goods sold was due primarily to decreased labor and material costs. The decrease in labor was due to last years plant expansions becoming more efficient, along with early results from the Company's margin improvement initiatives. Material costs decreased as a result of the decrease in the price of lumber.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the second quarter of fiscal 1996 were $12.4 million, which represented an increase of $1.0 million (9.1%) from fiscal 1995. As a percentage of net sales, these expenses increased to 17.0% from 16.2% in the prior year period. This was the result of increased warranty service costs. The reason for this increase was a more concentrated effort by management to reduce the backlog of warranty service and to reduce the warranty service interval. During the second quarter of fiscal 1996 backlogs decreased by over 8%. We expect to further reduce the warranty backlog during the next quarter.

     The Company earned an operating income of $1.9 million in the second quarter of fiscal 1996 or 2.6% of net sales. This compares to an operating income of $1.4 million or 1.9% of net sales in the prior year period.

     Interest and other income contributed $134,000 to earnings in the second quarter of fiscal 1996, compared to $18,000 in the second quarter of fiscal 1995. This was due to the increase in cash flow available for investments. Interest expense for the second quarter of fiscal 1996 was $35,000, compared to $69,000 in the second quarter of fiscal 1995. This was due to the decrease in borrowings of the Company's available line of credit.

     Net income in the current quarter was a record $1.2 million ($0.31 per common share), compared to a net income of $747,000 ($0.20 per common share) in the second quarter of fiscal 1995.

     SIX MONTHS ENDED DECEMBER 30, 1995 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1994. NET SALES in the first half of fiscal 1996 were a record $153.8 million, which represented an increase of $11.3 million (8.0%) from the first half of fiscal 1995. Again, this increase was due to utilization of our plant expansions and strong market conditions. The average selling price per section decreased by 0.5% from the same time a year earlier. Total sections sold in the first half of fiscal 1996 were 7,411, an increase of 512 sections (7.4%) from the prior year period. Multi-section homes represented 61.7% of the homes sold during the first half of fiscal 1996, compared to 66.3% in fiscal 1995.

     COST OF GOODS SOLD in the first half of fiscal 1996 was $123.0 million, which represented an increase of $6.6 million (5.7%) from the first half of fiscal 1995. Cost of goods sold as a percentage of net sales decreased from 81.7% in fiscal 1995 to 80.0% in fiscal 1996. This decrease was due primarily to decreased labor and material costs. Again, the decrease in labor was due to last years plant expansions becoming more efficient, along with early results from the Company's margin improvement initiatives. The decrease in material costs was a result of lower lumber prices.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the first half of fiscal 1996 were $25.6 million, which represented an increase of $3.5 million (16.1%) from fiscal 1995. As a percentage of net sales, these expenses increased to 16.6% from 15.5% in the prior year period. This again was the result of increased warranty costs, due to a more concentrated effort of management to reduce the backlog of warranty and to reduce the warranty service interval. During the first half of fiscal 1996 backlogs decreased by over 20% from the high level at each division during the last half of fiscal 1995. We expect to further reduce the warranty backlog during the next quarter.

     The Company earned an operating income of $5.2 million in the first half of fiscal 1996 or 3.4% of net sales. This compares to an operating income of $4.0 million or 2.8% of net sales in the prior year period.

     Interest and other income contributed $147,000 to earnings in the first half of fiscal 1996, compared to $31,000 in the first half of fiscal 1995. This was again due to the increase in cash flow available for investments. Interest expense for the first half of fiscal 1996 was $89,000, compared to $160,000 in the first half of fiscal 1995. This was because the Company had lower borrowings under its line of credit in fiscal 1995 than fiscal 1994.

     Net income in the first half of fiscal 1996 was a record $3.1 million ($0.81 per common share), compared to a net income of $2.3 million ($0.60 per common share) in the first half of fiscal 1995.




LIQUIDITY AND CAPITAL RESOURCES

     At the end of the current quarter, the Company had no outstanding borrowings under its credit facility, which was a decrease of $2.3 million from the balance at July 1, 1995. At the end of the quarter, total long-term debt was $897,000, a decrease of $2.8 million compared to the balance at July 1, 1995.

     The Company's unsecured credit facility expiring January 31, 1997 permits borrowings of up to $10,000,000. The Company has access to additional bank financing up to $3,000,000 for seasonal use, if needed.

     Capital expenditures for the first half of fiscal 1996 were $1,689,000, compared to $2,713,000 from the prior year period.

     The Company expects that funds generated from operations combined with funds available under long-term secured financing arrangements and its revolving credit facility will be adequate to support its capital expenditure needs and required debt amortization.

PART II. OTHER INFORMATION

     Item 4.  Submission of matters to a Vote of Security Holders

              On October 19, 1995, the annual meeting of shareholders was held. Directors elected were W.O. Wells, W.E. Wells, J.P. Guequierre, F. Kennard, T. Goodwin, D, Pletcher, and R. Deputy. The shareholders also approved the 1995 Incentive Share Option Plan. The Common Shares voted in favor of election of each of the directors were 3,564,930 and 1,700 Common Shares voted against, with 2,500 Common Shares abstaining. There were 3,312,355 Common Shares voting in favor of the 1995 Incentive Share Option Plan, and 41,278 Common Shares voted against, with 206,586 abstaining.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SCHULT HOMES CORPORATION
                                 -------------------------------
                                             (Registrant)


                              By:  /s/ Fred A. Greenawalt
                                  ------------------------------
                                       Fred A. Greenawalt
                                     Chief Accounting Officer


                              By:  /s/   Walter E. Wells
                                  ------------------------------
                                         Walter E. Wells
                              Chief Executive Officer & President


Date: February 9, 1996