Form 10-Q
period 1996-03-31
SCHULT HOMES CORP
filed 1996-05-14
CIK 803349

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 30, 1996                 Commission File Number  0-15506


                            Schult Homes Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Indiana                                   35-1608892
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                  221 U.S. 20 West, Middlebury, Indiana      46540
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

YES   ___XX___                   NO _______

The number of common shares outstanding, as of March 30, 1996 was 3,743,056.

                            SCHULT HOMES CORPORATION
                                    FORM 10-Q

                           PERIOD ENDED MARCH 30, 1996

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

     Item 2. Changes in Securities --- A Form S-8 was filed March 19, 1995, registering 300,000 Common Shares to be issued pursuant to the Schult Homes Corporation 1995 Share Incentive Plan, approved by the shareholders on October 19, 1995. No shares have yet been issued pursuant to the Plan, although certain options have been granted.

     Item 3.  Defaults upon Senior Securities --- Inapplicable

     Item 4.  Submission of Matters to a Vote of Security Holders ---
Inapplicable

     Item 5.  Other Information --- Inapplicable

     Item 6.  Exhibits and Reports on Form 8-K
               (a) Inapplicable
               (b) There were no reports on Form 8-K filed for the three month period ended March 30, 1996.

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         MARCH 30, 1996 AND JULY 1, 1995
                                      ASSETS

                                                               MAR. 30, 1996  JULY 1, 1995
                                                               -------------  ------------
                                                                (unaudited)    (audited)
                                                                 (thousands of dollars)
Cash ......................................................     $   737        $ 4,566
Accounts receivable, less allowance for doubtful accounts
 of $95 in March 1996 and $67 in July 1995.................      15,863         14,154
Inventories (note 1).......................................      16,129         15,095
Other current assets.......................................       4,861          4,603
                                                               -------------  ------------
   Total current assets....................................      37,590         38,418


Property, plant, and equipment.............................      34,402         34,235
Other investments..........................................       3,633            614
Other assets...............................................       1,884          2,066
                                                               -------------  ------------
   Total assets............................................     $77,509        $75,333
                                                               -------------  ------------
                                                               -------------  ------------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Trade accounts payable.....................................     $ 9,939        $14,664
Accrued liabilities........................................      27,507         20,977
Current portion of long-term debt..........................       1,000          1,000
                                                               -------------  ------------
   Total current liabilities...............................      38,446         36,641
Deferred income taxes......................................       3,025          3,025
Long-term debt.............................................         644          3,695
                                                               -------------  ------------
   Total liabilities.......................................      42,115         43,361

Shareholders' equity:
 Common shares, no par value, 10,000,000 shares authorized,

  3,743,056 shares issued and outstanding in March 1996
  and 3,746,032 in July 1995...............................       7,910          7,884
 Retained earnings.........................................      27,484         24,088
                                                               -------------  ------------
   Total shareholders' equity..............................      35,394         31,972
                                                               -------------  ------------
   Total liabilities and shareholders' equity..............     $77,509        $75,333
                                                               -------------  ------------
                                                               -------------  ------------



       See accompanying notes to condensed consolidated financial statements.

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
                                   (UNAUDITED)



                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                  ---------------------------  --------------------------
                                  MAR. 30, 1996  APR. 1, 1995  MAR.30, 1996  APR. 1, 1995
                                  -------------  ------------  ------------  ------------
Net sales........................   $ 71,656      $ 69,707        $225,434      $212,141
Cost of goods sold...............     57,299        57,226         180,305       173,594
                                  -------------  ------------  ------------  ------------
   Gross profit..................     14,357        12,481          45,129        38,547

Selling, general, and
 administrative expenses.........     13,030        11,780          38,604        33,812
                                  -------------  ------------  ------------  ------------
   Operating income..............      1,327           701           6,525         4,735

Interest income..................        136             3             271             8
Other income.....................          7            11              18            38
Interest expense.................    (    37)      (    34)        (   126)      (   195)
                                  -------------  ------------  ------------  ------------
   Income before income taxes....      1,433           681           6,688         4,586

Income taxes:

 Federal.........................        446           218           2,071         1,433
 State...........................        158            75             736           504
                                  -------------  ------------  ------------  ------------
   Net income....................   $    829      $    388        $  3,881      $  2,649
                                  -------------  ------------  ------------  ------------
                                  -------------  ------------  ------------  ------------

PER SHARE DATA: (NOTE 2)

Net income per common share......   $   0.22      $   0.10        $   1.04      $   0.70

Dividends paid per common share..   $   0.05      $   0.04        $   0.13      $   0.12

Average shares outstanding.......  3,746,424     3,781,019       3,742,163     3,776,145


       See accompanying notes to condensed consolidated financial statements.

                   SCHULT HOMES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                   (unaudited)

                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                     ------------------   ----------------
                                                     MAR. 30,  APR. 1,    MAR.30,  APR. 1,
                                                       1996      1995       1996     1995
                                                     --------  -------    -------  -------
 Cash flows from operating activities:
 Net income..........................................$   829   $   388    $3,881   $ 2,649
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation of plant and equipment...............    864       726     2,580     2,263
   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable....... (7,393)   (2,980)   (1,709)      539
    Increase in inventories..........................   (594)     (782)   (1,034)   (1,245)
    (Increase) decrease in other assets..............    893         5     2,854      (404)
    Increase (decrease) in trade accounts payable....  3,313       615    (4,725)   (4,658)
    Increase in accrued liabilities..................  2,238     2,978     6,519     3,347
                                                     --------  -------    -------  -------
 Total adjustments...................................   (679)      562     4,485      (158)
                                                     --------  -------    -------  -------
     Net cash provided by operating activities.......    150       950     8,366     2,491

Cash flows from investing activities:
 Capital expenditures, net of retirements............ (1,058)   (1,310)   (2,747)   (4,023)
 Long-term investments............................... (1,248)       30    (2,929)       90
 Other investments................................... (1,278)        -    (3,019)        -
                                                     --------  -------    -------  -------
   Net cash used in investing activities............. (3,584)   (1,280)   (8,695)   (3,933)
Cash flows from financing activities:
 Net borrowings (repayments) under line-of-credit....      -     1,500    (2,300)    2,000
 Repayment of long-term debt.........................   (253)     (249)     (751)     (745)
 Proceeds from issuance of common stock..............    179       301       201       312
 Payment for repurchased shares......................      -      (385)     (165)     (385)
 Dividends declared to common shareholders...........   (187)     (151)     (485)     (452)
                                                     --------  -------    -------  -------
   Net cash provided by (used in) financing activities  (261)    1,016    (3,500)      730

Net increase (decrease) in cash...................... (3,695)      686    (3,829)     (712)
Cash at beginning of the quarter.....................  4,432       376     4,566     1,774
                                                     --------  -------    -------  -------
Cash at end of the quarter...........................$   737   $ 1,062    $  737   $ 1,062
                                                     --------  -------    -------  -------
                                                     --------  -------    -------  -------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest...........................................$    37   $    68    $  164   $   202
  Income taxes.......................................$   989   $   150    $2,992   $ 3,391


  See accompanying notes to condensed consolidated financial statements.

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) INVENTORIES
    The components of inventories are as follows:


                               MAR. 30,       JULY 1,
                                1996           1995
                               -------       --------
                               (thousands of dollars)
    Raw material...........    $11,178        $11,165
    Work in process........      2,170          2,352
    Finished goods.........      2,781          1,578
                               -------       --------
       Total...............    $16,129        $15,095
                               -------       --------
                               -------       --------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth selected items of the Company's statement of operations as a percentage of net sales for the periods indicated.


                                                    PERCENTAGE OF NET SALES
                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                           ------------------  -----------------
                                           MAR 30,   APR 1,    MAR 30,   APR 1,
                                           -------   ------    -------   ------
                                             1996     1995       1996     1995
  Net sales................................. 100.0%   100.0%     100.0%   100.0%
  Cost of goods sold........................  80.0     82.0       80.0     81.8
                                           -------   ------    -------   ------
     Gross profit...........................  20.0     18.0       20.0     18.2
  Selling, general & administrative expenses  18.2     16.9       17.1     15.9
                                           -------   ------    -------   ------
     Operating income ......................   1.8      1.1        2.9      2.3
  Interest and other income.................   0.2      0.0        0.1      0.0
  Interest expense..........................  (0.0)    (0.1)      (0.0)    (0.1)
                                           -------   ------    -------   ------
     Income before income taxes.............   2.0      1.0        3.0      2.2
  Income taxes..............................   0.8      0.4        1.3      1.0
                                           -------   ------    -------   ------
     Net income ............................   1.2      0.6        1.7      1.2
                                           -------   ------    -------   ------
                                           -------   ------    -------   ------

     THREE MONTHS ENDED MARCH 30, 1996 COMPARED TO THREE MONTHS ENDED APRIL 1, 1995. NET SALES in the third quarter of fiscal 1996 were a third quarter record of $71.7 million, which represented an increase of $1.9 million (2.8%) from the third quarter of fiscal 1995. This increase was due to utilization of our plant expansions and strong market conditions. The average selling price per section decreased by 0.8% from the same time a year earlier due to an increase in the sale of lower priced single wide units. Total sections sold in the third quarter of fiscal 1996 were 3,517, an increase of 123 sections (3.6%) from the prior year period. Multi-section homes represented 57.9% of the homes sold during
the third quarter of fiscal 1996, compared to 65.7% in fiscal 1995.   COST OF
GOODS SOLD in the third quarter of fiscal 1996 was $57.3 million, which represented an increase of $73,000 (0.1%) from the third quarter of fiscal 1995. Cost of goods sold as a percentage of net sales decreased from 82.0% in fiscal 1995 to 80.0% in fiscal 1996. This decrease in cost of goods sold was due primarily to decreased labor and material costs. The decrease in labor was due to last years plant expansions becoming more efficient, along with early results from the Company's margin improvement initiatives. Material costs decreased as a result of the decrease in the price of lumber and improved corporate purchasing procedures.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the third quarter of fiscal 1996 were $13.0 million, which represented an increase of $1.3 million (10.6%) from fiscal 1995. As a percentage of net sales, these expenses increased to 18.2% from 16.9% in the prior year period. This was the result of increased warranty service costs and increased marketing incentives. The reason for the increase was a more concentrated effort by management to reduce the backlog of warranty service and to reduce the warranty service interval. During the third quarter of fiscal 1996 warranty service backlogs decreased by 13.5%.

     The Company earned an operating income of $1.3 million in the third quarter of fiscal 1996 or 1.8% of net sales. This compares to an operating income of $0.7 million or 1.1% of net sales in the prior year period.

     Interest and other income contributed $143,000 to earnings in the third quarter of fiscal 1996, compared to $14,000 in the third quarter of fiscal 1995. This was due to the increase in cash flow available for investments. Interest expense for the third quarter of fiscal 1996 was $37,000, compared to $34,000 in the third quarter of fiscal 1995.

     Net income in the current quarter was a record $829,000 ($0.22 per common share), compared to a net income of $388,000 ($0.10 per common share) in the third quarter of fiscal 1995.

     NINE MONTHS ENDED MARCH 30, 1996 COMPARED TO NINE MONTHS ENDED APRIL 1, 1995. NET SALES in the first nine months of fiscal 1996 were a record $225.4 million, which represented an increase of $13.3 million (6.3%) from the first nine months of fiscal 1995. Again, this increase was due to utilization of our plant expansions and strong market conditions. The average selling price per section remained constant from the same time a year earlier. Total sections sold in the first nine months of fiscal 1996 were 10,928, an increase of 634 sections (6.2%) from the prior year period. Multi-section homes represented 61.5% of the homes sold during the first nine months of fiscal 1996, compared to 66.7% in fiscal 1995.

     COST OF GOODS SOLD in the first nine months of fiscal 1996 was $180.3 million, which represented an increase of $6.7 million (3.9%) from the first nine months of fiscal 1995. Cost of goods sold as a percentage of net sales decreased from 81.8% in fiscal 1995 to 80.0% in fiscal 1996. This decrease was due primarily to decreased labor and material costs. Again, the decrease in labor was due to last years plant expansions becoming more efficient, along with early results from the Company's margin improvement initiatives. The decrease in material costs was a result of lower lumber prices and improved corporate purchasing procedures.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the first nine months of fiscal 1996 were $38.6 million, which represented an increase of $4.8 million (14.2%) from fiscal 1995. As a percentage of net sales, these expenses increased to 17.1% from 15.9% in the prior year period. This again was the result of increased warranty costs, due to a more concentrated effort of management to reduce the backlog of warranty and to reduce the warranty service interval.

     The Company earned an operating income of $6.5 million in the first nine months of fiscal 1996 or 2.9% of net sales. This compares to an operating income of $4.7 million or 2.3% of net sales in the prior year period.

     Interest and other income contributed $289,000 to earnings in the first nine months of fiscal 1996, compared to $46,000 in the first nine months of fiscal 1995. This was again due to the increase in cash flow available for investments. Interest expense for the first nine months of fiscal 1996 was $126,000, compared to $195,000 in the first half of fiscal 1995. This was because the Company had lower borrowings under its line of credit and lower long-term debt in fiscal 1996 than fiscal 1995.

     Net income in the first nine months of fiscal 1996 was $3.9 million ($1.04 per common share), compared to a net income of $2.6 million ($0.70 per common share) in the first nine months of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At the end of the current quarter, the Company had no outstanding borrowings under its credit facility, which was a decrease of $2.3 million from the balance at July 1, 1995. At the end of the quarter, total long-term debt was $644,000, a decrease of $3.1 million compared to the balance at July 1, 1995.

     The Company's unsecured credit facility expiring January 31, 1997 permits borrowings of up to $10,000,000. The Company has access to additional bank financing up to $3,000,000 for seasonal use, if needed.

     Capital expenditures for the first nine months of fiscal 1996 were $2,747,000, compared to $4,023,000 from the prior year period.

     The Company expects that funds generated from operations combined with funds available under long-term secured financing arrangements and its revolving credit facility will be adequate to support its capital expenditure needs and required debt amortization.

RISK FACTORS

     Forward-looking statements are made only as of the date made, based upon factors known to management at the time. These factors include the assumption that raw material prices will not increase significantly, that employee relations continue to be favorable, that weather conditions do not restrict delivery of homes or adversely affect sales, that orders on hand are not canceled by dealers, and that no unusual workers' compensation or other legal claim adversely affects the corporation. Lumber prices have recently been favorable, but prices may increase on short notice due to factors beyond the Company's control. General economic conditions, interest rates, and consumer uncertainty or lack of confidence may result in delayed purchases of homes. The Company has assumed that the current generation of retirees and the emerging generation of retirees will have the same interest in purchasing manufactured homes, an assumption which has not yet been tested and may not be appropriate. As of this date, we do not believe that there is a significant risk that any such adverse condition or event will occur, but we are aware that unpredictable events can and do occur and cannot assure anyone that adverse events will not take place. The manufacture and sale of housing is a complex and difficult business, with many unforeseen expenses and conditions beyond the control of manufacturers. We do not intend to update statements made in this report.

PART II. OTHER INFORMATION
     None

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SCHULT HOMES CORPORATION
                                    --------------------------
                                          (Registrant)


                              By:  /s/ Fred A. Greenawalt
                                 -----------------------------
                                       Fred A. Greenawalt
                                     Chief Accounting Officer


                              By:    /s/ Walter E. Wells
                                 -----------------------------
                                         Walter E. Wells
                              Chief Executive Officer & President


Date: May 14, 1996