Form 10-K
period 1996-06-29
SCHULT HOMES CORP
filed 1996-09-30
CIK 803349

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 29, 1996 Commission file number 0-15506

                            Schult Homes Corporation
            --------------------------------------------------------
            (Exact name of registration as specified in its charter)

              Indiana                                      35-1608892
   --------------------------------         ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

  P.O. Box 151, Middlebury, IN  46540                  (219) 825-5881
- ----------------------------------------             ------------------
(Address of Principal Executive Offices)             (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                               Name of each exchange on
                                                            which registered
Common Shares no par value per share                            AMERICAN
- ------------------------------------                   ------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
- --------------------------------------------------------------------------------
                                (Title of Class)

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

As of September 9, 1996, the aggregate market value of the registrant's common shares held by non-affiliates was $74,873,700 (3,743,685 shares at the closing price on AMERICAN of $20.00). The number of shares of common shares outstanding at that date was 3,743,685 shares.


Documents Incorporated by Reference:
                                                               Part      Item
                                                               ----      ----
1.  Schult Homes Corporation 1996 Annual
     Report to Shareholders                                      II      6,7,8
2.  Schult Homes Corporation Proxy Statement
    with respect to its October 24, 1996 Annual Meeting         III   10,11,12

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

5.  Market for Registrant's Common Equity and Related Stockholder Matters. . .11

6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . .12

7.  Management's Discussion and Analysis of Financial Condition and Results of
     Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

8.  Financial Statements and Supplementary Data. . . . . . . . . . . . . . . .12

9.  Changes in and Disagreements with Auditors on Accounting and Financial
     Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

10.  Directors and Executive Officers of the Registrant. . . . . . . . . . . .12

11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . .12

12.  Security Ownership of Certain Beneficial Owners and Management. . . . . .13

13.  Certain Relationships and Related Transactions. . . . . . . . . . . . . .13

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K. . . . .13

                                     PART I

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES

ITEM 1.  BUSINESS

GENERAL

          Schult Homes Corporation (the "Company"), founded in 1934, is the country's oldest and eighth largest producer of factory built homes. The Company's factory-built homes include both homes manufactured to meet the national building code administered by the U.S. Department of Housing and Urban Development ("manufactured homes") and homes produced to meet building codes, similar to building codes applicable to site-built homes, administered by state and local authorities ("modular homes"). At June 29, 1996, the Company operated ten manufacturing facilities located in seven states. These facilities produce manufactured homes sold in 42 states. The Company's modular homes are currently produced in all ten of the Company's facilities and are sold in 29 states. The Company's manufactured homes are sold through 781 independent dealers, 215 of which solely market the Company's modular
homes.   For the fiscal year ended June 29, 1996, modular homes accounted for
11.7% of the Company's net sales.

          The Company focuses on the middle to higher price range of the manufactured housing market and the lower to middle price range of the modular housing market. Schult's factory-built homes range in size from approximately 560 to 4,400 square feet and sell at retail, excluding land, for prices ranging from $25,000 to $250,000.

          Schult concentrates its marketing efforts on maintaining and developing consumer loyalty and dealer support by emphasizing design, quality and service. In recent years, the Company has focused its product development efforts on multi-section manufactured homes and modular homes which meet regional consumer preferences and match site-built home specifications and features. The Company has developed engineering and operating systems which permit it to customize its products to meet the desires of individual home buyers, but has also provided standard homes with few options, at lower prices. Schult believes that its market assistance and after-sale assistance position it to appeal to the over-45 age segment, a growing population with more discretionary financial resources than the typical first-time home buyer.

          Being in the right markets with the right products has produced strong sales growth for the Company. To meet customer demand, the Company began a major expansion program in 1993. Completed in fiscal 1995, this three-year, $12 million investment added approximately $75 million of production capacity.

INDUSTRY

          The factory-built housing industry has historically served as a more affordable alternative to the home buyer. Because of the relatively lower cost of construction as compared to site-built homes, manufactured homes traditionally have been one of the means for first-time home buyers to overcome the obstacles of large down payments and higher monthly mortgage payments. The Company believes that the cost advantages associated with the construction of modular homes present a more affordable alternative to buyers seeking the characteristics of site-built homes, and that modular homes offer better control of costs for builders and developers with scattered lots or small subdivisions. Factory-built homes also present an affordable alternative to site-built homes for retirees and the over-45 age segment desiring a lifestyle in which home ownership is less burdensome than is the case with site-built homes. The Company believes that because of changing demographics, this market segment should expand throughout the rest of the decade.

          The factory-built housing industry is cyclical and affected by the availability of alternative housing such as apartments, townhouses and condominiums. In addition, interest rates, availability of financing, regional population and employment trends, and general and regional economic conditions affect the sale of factory-built homes.

Industry shipments during 1995 were up by 12% following a 20% increase in 1994 and a 21% increase in 1993. The Manufactured Housing Institute also reported that industry shipments during the first six months of 1996 were up by 9.5%. There are several factors driving industry growth. Mortgage interest rates, which have remained moderate over the past three years, are enabling consumers to buy homes. The relative scarcity of apartment housing makes manufactured housing an attractive alternative. Finally, more empty-nesters are choosing manufactured homes because they offer the quality and features empty-nesters require at prices that are becoming increasingly favorable as the cost of site-built homes escalates.

OPERATING STRATEGY

          The Company believes its basic operating and competitive strategy is best described as "product differentiation." Schult offers a broad range of factory-built homes both in terms of price levels and in design and specifications.

          The Company's design and engineering personnel design homes in consultation with divisional management, sales representatives and dealers, and evaluate new materials and construction techniques in a continuing program of development and enhancement. The Company uses computer-aided design technology and has developed order-entry and engineering systems which permit customizing of homes to meet the individual needs of prospective buyers. These systems allow the Company to make modifications such as increasing the length of a living room, moving a partition, changing the size and location of a window or installing custom cabinets without excessive reductions in manufacturing productivity. The Company believes that its ability to customize, along with the Company's marketing assistance and after-sale service tailored to the needs of individual consumers, and its development of standard homes with few options, position it to appeal to the over-45 age segment, a growing population with more discretionary financial resources than the typical first-time home buyer.

          In recent years, the Company has developed and marketed products which compete in quality and appearance with site-built homes and which match regional customer tastes and preferences. In part, the Company has substantially increased the proportion of its production devoted to multi-section manufactured homes. As another part of its long-term strategy, the Company is implementing a detailed plan to increase the production and sale of modular homes.

          The following table sets forth information concerning the Company's sales of multi-section homes as a percentage of the total number of factory-built homes sold by the Company:

                               FISCAL YEAR ENDED
           ----------------------------------------------------------
           JUNE 29,  JUNE 27,  JUNE 26,   JULY 2,   JULY 1,  JUNE 29,
             1991      1992      1993      1994      1995      1996
           ----------------------------------------------------------
             61.6%     61.4%     59.7%     64.1%     65.3%     62.7%

PRODUCTS

          Schult offers both manufactured homes and modular homes in a total of 875 different floor plans. Included in the Company's modular homes are a limited number of commercial structures, primarily school rooms, produced under modular building codes. For the fiscal year ended June 29, 1996, the percentages of the Company's net sales attributable to the sale of manufactured homes and modular homes were 88.3% and 11.7%, respectively.

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

          The Company's single-section manufactured homes range in size from 560 square feet to 1,419 square feet and sell at retail, excluding land, from $25,000 to $45,000. The Company's multi-section manufactured homes range in size from 1,008 square feet to 2,331 square feet and sell at retail, excluding land, from $30,000 to $110,000.

          The Company's manufactured homes have some design limitations imposed by the constraints of efficient production and over-the-road transit. Delivery expense, borne by the dealer, limits the effective competitive shipping range of the Company's manufactured homes to approximately 400 to 600 miles.

          Production of standard homes, with few options, are expected to increase efficiency and extend the market area.

          MODULAR HOMES. The Company's modular homes are built in accordance with state or local building codes and therefore are similar in specifications and design to site-built homes. The Company's "Crest" line of modular homes is specifically designed to compete in design and appearance with site-built homes and differs significantly from most manufactured homes. This line of modular homes includes a variety of single-story ranch homes, one and a half story homes, two-story homes, townhouses and duplex units, all of which can include attached garages built at the site by others. A portion of the Company's modular homes are sold under the "Schult" and "Marlette" brand names. These modular homes are typically two-section, single-story ranch homes which are based on manufactured home designs but are built to modular specifications.

          The Company focuses on the lower to middle price segment of the modular housing market. The Company's modular homes range in size from 825 square feet to 4,400 square feet and sell at retail, excluding land, from $40,000 to $250,000.

          The Company's modular homes have design and transportation limitations similar to manufactured homes.

MANUFACTURING OPERATIONS

          The Company operates ten manufacturing facilities ranging in size from 72,500 square feet to 210,115 square feet. These facilities are located in Middlebury, Indiana (2 facilities); Etna Green, Indiana; Plainville, Kansas; Navasota, Texas; Buckeye, Arizona; Redwood Falls, Minnesota; Lewistown, Pennsylvania; Milton, Pennsylvania; and

Hermiston, Oregon. Each facility produces models designed for its regional market area, but no single manufacturing facility produces all of the 875 models offered by the Company.

          The Company's products are manufactured in sections, which are individually transported to their destination by truck. The finished products may consist of one or more sections. Multi-section products, including one or two-story homes, are joined at their destination.

          The Company's manufacturing facilities generally operate one shift per day for a five-day week, and on that basis have the capacity to produce an aggregate of approximately 373 sections per week. During fiscal 1996, the average production was 295 sections per week compared to 269 during fiscal 1995 and 247 during fiscal 1994. The following table sets forth the total number of sections sold by the Company for the periods indicated:

                               FISCAL YEAR ENDED
           ----------------------------------------------------------
           JUNE 29,  JUNE 27,  JUNE 26,   JULY 2,   JULY 1,  JUNE 29,
             1991      1992      1993      1994      1995      1996
           ----------------------------------------------------------
             9,830    10,140    11,505    13,071    13,973    15,349

          The principal materials used in the production of the Company's homes include steel, vinyl siding, wood, wood products, shingles, gypsum wallboard, fiberglass, carpet, vinyl floor covering, fasteners and hardware items, appliances, furniture, electrical items, windows and doors. In general, materials are ordered so that they are received five days prior to the time they are incorporated into the homes. Some of the Company's facilities are in areas where a number of manufactured housing producers and suppliers are located, and these materials generally are readily available from a number of sources. No one supplier accounted for more than 5% of the Company's annual purchases in fiscal 1996.

          Since the cost of transporting a manufactured home is significant, substantially all of the Company's homes are sold to independent dealers within a 400 to 600 mile radius of the manufacturing facility, although that may be extended by production of standard homes with few options. The Company arranges, at the dealer's expense, for the transportation of finished homes to dealer sales centers using independent trucking companies. Customary sales terms are cash-on-delivery and guaranteed payment from a floor plan financing source. Dealers or other independent installers are responsible for placing the home on site, making utility hookups and providing and installing certain trim items.

          The Company does not maintain any inventory of unsold completed homes. All production is initiated against specific orders. The Company's backlog of orders for manufactured homes was $47.4 million at June 29, 1996, compared to $28.7 million at July 1, 1995. Dealer orders are subject to delays and cancellation for a variety of reasons, and the Company does not consider the order backlog to be firm orders.

SALES

          As of June 29, 1996, the Company's manufactured homes were being sold through 781 independent dealers of which 566 are authorized to sell the Company's "Schult" and "Marlette" brands of HUD code and modular homes. An additional 215 of the Company's independent manufactured home dealers are actively marketing the Company's "Crest" line of modular homes.

          The Company's largest dealer accounted for 5.5% of fiscal 1996 net sales and the ten largest dealers accounted for 22.5% of such sales. Of the top 100 dealers, 51 have sold the Company's products for over 10 years and 72 for over five years.

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

          The Company employs 53 salespersons who, through extensive road travel, maintain personal contact with the Company's independent dealers. The Company also markets its homes through product promotions tailored to specific dealer needs. In addition, the Company advertises in various media, and participates in regional manufactured housing shows. There are separate sales forces for manufactured and modular homes.

          Independent dealers of manufactured homes sell from display centers, rental developments, condominium developments and subdivisions. Some independent manufactured housing dealers sell modular homes, but most modular homes are sold by builder/dealers specializing in modular homes, who may concentrate on scattered lot placements or small subdivision developments.

PRODUCT FINANCING

          As is customary in the factory-built housing industry, substantially all of the Company's dealers finance their purchases through floor plan arrangements. A bank or finance company loans the dealer all of the purchase price of the home (secured by the factory-built home) and requires the manufacturer to agree to repurchase the home for the principal amount of the floor plan loan outstanding, plus certain expenses, should the dealer default. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any homes which may be repurchased, and the risk of loss is spread over numerous dealers and financial institutions. Losses under these agreements have not been significant in the recent past.

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

COMPETITION

          The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based on price (including freight costs), product features, quality, warranty repair service and the terms of dealer and retail customer financing. According to industry data, as of June 29, 1996, there were 95 firms producing manufactured homes from 302 facilities. A number of these companies are larger than the Company and possess greater financial resources. Some of these companies are strengthened and partially insulated from competitive conditions in the manufactured housing industry by virtue of substantial operations in related industries. The capital requirements of entry into the manufactured housing industry are relatively small, and both start-ups and failures are common.

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

          Certain components of manufactured and modular homes are subject to regulation by the Consumer Product Safety Commission ("CPSC"), which is empowered to ban the use of component materials believed to be hazardous to health and to require the repair of defective components. The CPSC, the Environmental Protection Agency and other governmental agencies are evaluating the effects of formaldehyde. Manufactured, modular and site-built homes are all built with particleboard, paneling and other products that contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentration of formaldehyde in certain products used in manufactured homes and required manufacturers to warn purchasers concerning formaldehyde-associated risks. The Company currently uses materials in its manufactured homes that meet HUD standards for formaldehyde emissions and otherwise comply with HUD regulations in this regard. See "Legal Proceedings."

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

EMPLOYEES

          On June 29, 1996, the Company had 2,576 full-time employees, of which 194 were in management, 194 were in administrative and clerical areas, 2,135 were in production, and 53 were in sales. The Company's personnel requirements are primarily for semi-skilled production labor; these employees are typically compensated on an incentive basis, based on the achievement of production goals. There are no collective bargaining agreements covering any of the Company's employees. The Company considers its employee relations to be good.


ITEM 2.  PROPERTIES

          The Company presently owns ten operating manufacturing facilities. In addition, the Company owns a 112,000 square foot warehouse in Elkhart, Indiana, and two idle manufacturing facilities. The Company's idle facility in Ellaville, Georgia is for sale. The Company's idle facility in Elkton, Maryland is currently used only as a sales and service office, but production could resume there if economic conditions and markets so warrant.

          The Company's manufacturing facilities are as follows:


                                 BUILDING                                   BUILDING
      LOCATION         ACRES   SQUARE FEET        LOCATION         ACRES   SQUARE FEET
- ---------------------------------------------------------------------------------------
 Middlebury, IN  #1    62.5      174,400    Milton, PA             13.0      86,800

 Plainville, KS        29.3      149,700    Lewistown, PA          18.7      144,870
 Navasota, TX          20.0      210,115    Hermiston, OR          40.3      206,464

 Buckeye, AZ           44.0       72,500    Middlebury, IN  #2     18.4      93,960

 Redwood Falls, MN     19.2      119,320    Etna Green, IN         13.2      116,182

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

          The Company carries product liability insurance but bears a substantial portion of the cost of liability claims and settlements. The Company currently has primary insurance coverage of $5.0 million per occurrence and in the aggregate, after payment of $100,000 of damages or expenses per occurrence. The Company has umbrella coverage of $20.0 million per occurrence and in the aggregate, after payment by the Company of $10,000 per occurrence.

          In late 1991, the Company was named by the Maryland Department of the Environment, along with 50 other persons, as a potentially responsible person for soil and water pollution at a site in which its Elkton, Maryland facility is located. The affected site is 1,360 acres, and includes a former U.S. Navy munitions factory. The U.S. Department of the Navy is one of the named potentially responsible persons. Under the law, the Company and each of the other persons named is potentially responsible for remediation of the site without regard to determination of the source of pollution. The investigation is in a preliminary stage, and the ultimate resolution cannot now be determined. The Company has no reason to believe, however, that it has been a major contributor to the pollution of soil or groundwater.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          In an initial public offering on February 26, 1987, Schult sold 833,334 units, each consisting of One Common Share and a Warrant for one-half Common Share. Units, Shares, and Warrants began trading immediately, but most trading activity was concentrated in Units. On May 17, 1990, the Company listed its common shares on the American Stock Exchange (ticker symbol SHC). As a result, shares, units and warrants were delisted by NASDAQ, and subsequently warrants could only be traded over-the-counter through the "pink sheets". All of the warrants expired or were exercised on March 1, 1991. On July 28, 1992, the Company commenced a public offering of 1,437,500 shares of common stock comprised of 1,145,383 shares offered by members of the Fulcrum Partnership and 292,117 newly issued shares. After expenses, sale of the new shares generated approximately $2.5 million in new capital for the Company.

          The following table sets forth the high and low closing sale price of the Common Shares as reported on the American Stock Exchange:


                                             HIGH           LOW
                                             ----           ---
FISCAL YEAR ENDED JULY 2, 1994
First Quarter                             $ 15 1/2       $ 11 1/2
Second Quarter                              15 3/4         13 3/8
Third Quarter                               17 7/8         14 3/4
Fourth Quarter                              15 3/8         13

FISCAL YEAR ENDED JULY 1, 1995
First Quarter                             $ 15 1/8       $ 12 3/8
Second Quarter                              14 1/4         10 5/8
Third Quarter                               12 7/8          9 3/4
Fourth Quarter                              11 3/4         10

FISCAL YEAR ENDED JUNE 29, 1996
First Quarter                             $ 14 5/8       $ 10 7/8
Second Quarter                              17 3/4         14
Third Quarter                               18 1/4         15 3/8
Fourth Quarter                              20 5/8         16 1/8

On June 29, 1996, there were more than 2,000 shareholders of record of the Company's Common Shares.

DIVIDEND POLICY

          Historically, it has been the policy of the Company to reinvest earnings in the Company's business. On June 10, 1992, the Company announced the inception of a regular quarterly dividend. The first such dividend was paid on September 14, 1992. The Company intends to continue to pay a regular quarterly dividend. However, the payment of future cash dividends will depend upon the Company's financial condition, capital requirements, results of operations and other factors deemed relevant by the Company.


ITEM 6.  SELECTED FINANCIAL DATA

          Schult Homes Corporation incorporates by reference page 1 of the Schult Homes Corporation 1996 Annual Report to Shareholders under the heading, "Financial Highlights."


          Schult Homes Corporation incorporates by reference page 24 of the Schult Homes Corporation 1996 Annual Report to Shareholders under the heading, "Summary of Quarterly Results."


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The Company's business is cyclical and seasonal and is influenced by many of the same national and regional economic and demographic factors that affect the United States housing market generally. During fiscal 1996, the Company benefitted from continued strength in the manufactured housing industry which allowed us to produce record sales of $316.3 million for fiscal 1996, a 9.8% increase from fiscal 1995. The driving force behind that increase was demand from the fastest growing segment of the population, retirees and empty nesters. The "baby boomers" born during the years following World War II are beginning to reach 50 years of age, a time when people make major housing decisions. In addition, multi-unit housing starts remained weak during 1996. Limited housing options, and our ability to offer superior quality and greater locational flexibility helped maintain strong demand throughout fiscal 1996 and will continue to do so in fiscal 1997.

CONSOLIDATED FINANCIAL SUMMARY

                                    Fiscal 1996 vs. Fiscal 1995          Fiscal 1995 vs. Fiscal 1994
                                    ---------------------------          ---------------------------
                                $Amount    %Sales  $Change %Change   $Amount    %Sales  $Change %Change
     (Dollars in millions)      -------    ------  ------- -------   -------    ------  ------- -------
     --------------------------------------------------------------------------------------------------
     Net sales . . . . . . . .   $316.3    100.0%   $28.3    9.8%     $287.9    100.0%   $28.3   10.9%
     Cost of sales . . . . . .    251.5     79.5     17.5    7.5       234.0     81.3     24.7   11.8
     Gross profit. . . . . . .     64.8     20.5     10.8   20.1        53.9     18.7      3.7    7.3
     SG&A. . . . . . . . . . .     53.3     16.9      7.1   15.3        46.2     16.0      6.2   15.5
     Operating income. . . . .     11.4      3.6      3.7   48.4         7.7      2.7     (2.5) (24.8)
     Pre-tax income. . . . . .     11.8      3.7      4.2   55.1         7.6      2.6     (2.8) (26.9)
     Income taxes. . . . . . .      5.0      1.6      1.8   55.6         3.2      1.1     (1.1) (25.9)
     Net income. . . . . . . .      6.8      2.1      2.4   54.8         4.4      1.5     (1.7) (27.6)

RESULTS OF OPERATIONS AND THREE-YEAR REVIEW

     Net sales for fiscal 1996 were the highest in the Company's history. Net sales for fiscal 1996 were $316.3 million, which represented an increase of $28.3 million (9.8%) over fiscal 1995. This increase was due to an increase in total sections sold during fiscal 1996 to 15,349 sections, a 1,376 section (9.8%) increase. Fiscal 1995 net sales of $287.9 million increased $28.3 million (10.9%) over fiscal 1994. This increase was due to two factors: 1) an increase in total sections sold during fiscal 1995 to 13,793 sections, an increase of 902 sections (6.9%), which contributed $17.9 million of the increase; and 2) a 3.7% increase in the average selling price per section, which added $10.4 million to net sales. Modular home sales accounted for $36.9 million (11.7%) of fiscal 1996 net sales; this compares to $34.1 million (11.8%) of fiscal 1995 net sales and $26.4 million (10.2%) of fiscal 1994 sales.

     The trend toward increased sales of multi-section homes reversed, with these units representing 62.7% of the homes sold during fiscal 1996 as compared to 65.3% of the homes sold during fiscal 1995 and 64.1% in fiscal 1994. The decrease in sales of multi-section homes was due to the entry of a single-section product in the Texas market, which was particularly well received. The Company is uncertain whether the increased proportional sales of single-section homes will continue because it is subject to regional preferences and economic conditions.

     The cost of goods sold was $251.5 million in fiscal 1996, a 7.5% increase over fiscal 1995. The cost of goods sold was $234.0 million in fiscal 1995, an 11.8% increase over fiscal 1994. Gross profit as a percentage of net sales increased to 20.5% in fiscal 1996, compared to 18.7% in fiscal 1995 and 19.4% in fiscal 1993. The increase in the gross profit as a percentage of sales from fiscal 1995 to fiscal 1996 was directly due to decreased material costs as a result of a new centralized purchasing system. This system enabled us to take advantage of quantity discounts on lumber and to take advantage of regional price differences to a greater extent than ever before. The decrease in gross profit percentage of sales from fiscal 1994 to fiscal 1995 was directly attributable to increased labor costs. The two main reasons for this increase in labor costs were: 1) costs related to the additional capacity added in the middle of fiscal 1994 to the Navasota, Texas facility requiring the addition of 150 new employees, the largest group of new employees ever hired at one time; and 2) labor costs related to the new facility in Etna Green, Indiana, which was added in late fiscal 1994.

     Selling, general and administrative expenses for fiscal 1996 were $53.3 million, as compared to $46.2 million in fiscal 1995, a 15.3% increase. Selling, general and administrative expenses represented 16.9% of net sales in fiscal 1996, compared to 16.0% in fiscal 1995 and 15.4% in fiscal 1994. The fiscal 1996 and fiscal 1995 increases in selling, general and administrative expenses were directly related to increased warranty costs. The Company made a decision in fiscal 1995 to decrease warranty response times. Due to this decrease in response time, warranty costs continued to be unusually high during fiscal 1996.

     Operating income increased $3.7 million to $11.4 million in fiscal 1996, compared to $7.7 million in fiscal 1995 and $10.2 million in fiscal 1994. Operating income as a percentage of net sales was 3.6% for fiscal 1996 compared to 2.7% in fiscal 1995 and 4.0% in fiscal 1994.

     Pre-tax income for fiscal 1996 was $11.8 million compared to $7.6 million in fiscal 1995 and $10.4 million in fiscal 1994. Net income for fiscal 1996 was $6.8 million or $1.81 per common share, compared to $4.4 million or $1.16 per common share for fiscal 1995, and $6.0 million or $1.60 per common share for fiscal 1994.

BALANCE SHEET REVIEW

     As of the end of fiscal 1996, current assets increased to $49.2 million from $38.4 million a year earlier, a 28.0% increase. This $10.7 million increase in current assets was primarily due to increases in cash and accounts receivable, related to our sales growth. Current liabilities were up $11.5 million (31.5%) to $48.2 million from $36.6 million a year earlier, primarily due to a $7.9 million increase in accrued liabilities which is related to our sales growth.

     Long-term debt at the end of fiscal 1996 was $0.7 million, down $3.0 million from the prior year, as a result of debt repayments, including the elimination of all borrowings under the Company's line of credit.

     Fiscal 1996 capital expenditures, net of retirements, totaled $5.4 million compared to $5.1 million in fiscal 1995 and $9.8 million in fiscal 1994. Fiscal 1996 and fiscal 1995 capital expenditures mainly related to our continued equipment replacement and improvement program. The Company added a third manufacturing plant in Indiana in fiscal 1994, and expanded the Navasota, Texas and Plainville, Kansas facilities.

     Shareholders' equity totaled $38.1 million, or $10.18 per common share, at the end of fiscal 1996 compared to $32.0 million, or $8.53 per common share, at the end of fiscal 1995.


OUTLOOK AND RISK FACTORS

     The outlook for Schult Homes remains very positive. It is evident from industry statistics that the upturn in the manufactured housing industry that began more than four years ago has maintained its momentum. Industry shipments during 1995 were up by 12% following a 20% increase in 1994 and a 21% increase in 1993, according to statistics published by the Manufactured Housing Institute. The Manufactured Housing Institute also reported that industry shipments during the first six months of 1996 were up by 9.5%. Management expects this trend of increased shipments to continue at least through fiscal 1997.

     To meet customer demand, we began a major expansion program in 1993 which was largely completed in fiscal 1994. This $12 million investment added approximately $75 million of production capability. Our annual sales capacity now stands at about $400 million, which is more than twice the capacity existing in 1989 and more than 25% greater than the $316.3 million sales level achieved in fiscal 1996.

     Management's outlook assumes only modest changes in interest rates and continued growth of the U.S. economy. Although dealers' orders can be canceled before production begins without penalty, and unfilled orders are not necessarily an indication of future business, the Company's backlog of orders for manufactured homes was approximately $51.2 million as of August 10, 1996, compared to approximately $33.8 million, a 51.5% increase from one year earlier. This backlog represents approximately 7 weeks of production time.

     For the long term, industry growth will be affected by, among other factors, the availability and cost of financing, the relative cost of manufactured housing versus other forms of housing, including rental housing, general economic trends and changes in demographics including new household formations and the number of Americans on fixed incomes. While the Company believes that long-term demand for affordable manufactured housing will continue to grow due to favorable demographic trends and financing factors, changes in regional markets and the U.S. economy as a whole will continue to affect overall housing industry cycles.

     Fiscal 1996 results were negatively impacted by increased warranty costs. The combination of increased production of all-drywall units and more new employees last year saw a corresponding increase in warranty costs. The backlog of warranty work reached a high level during fiscal 1995. The Company made it a priority to reduce that level during fiscal 1995 and fiscal 1996 and some progress has been registered. The Company expects these higher than historical warranty costs to continue to a lesser extent during fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of the end of fiscal 1996, the Company had working capital of $0.9 million as compared to $1.8 million at the end of fiscal 1995 and a negative $1.1 million at the end of fiscal 1994. Capital expenditures, net of retirements, amounted to $5.4 million in fiscal 1996. The Company has a bank commitment for an unsecured credit facility which provides for both revolving and term loans at the Company's option. The facility permits borrowings of up to an aggregate of the lower of $10.0 million, or a borrowing base computed by applying certain factors to the value of the Company's receivables and inventories. As of the end of fiscal 1996, the Company had no borrowings under the bank commitment.

     Management believes that cash flow from operations, combined with funds under its unsecured credit facility, will be adequate to support its general operations, capital expenditure needs, required debt amortization, and the payment of a regular quarterly dividend.

     Management expects to continue to make regular quarterly dividend payments. However, the payment of future cash dividends will depend upon the Company's financial condition, capital requirements, results of operations and other factors deemed relevant by the Company.

     The Company's preliminary fiscal 1997 capital expenditures are estimated at $11.8 million, comprised of $5.9 million for an expansion project at Buckeye, Arizona, $4.8 million in normal equipment replacements and improvements, and $1.1 million for a vehicle replacement program. In fiscal 1997, depreciation is expected to be approximately $3.8 million. We expect to fund our capital expenditures through normal operating profit.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AT END OF FISCAL YEARS JUNE 1996 AND 1995


     ASSETS
                                                       1996          1995
                                                    ------------ ------------
Cash................................................ $ 9,033,000  $ 4,566,000
Accounts receivable, less allowance for doubtful
 accounts of $65,000 and $67,000, respectively......  18,338,000   14,154,000
Inventories.........................................  16,315,000   15,095,000
Deferred income taxes...............................   5,424,000    4,603,000
                                                    ------------ ------------
       Total current assets.........................  49,110,000   38,418,000

Property, plant and equipment.......................  36,192,000   34,235,000
Loans receivable from Saturn Housing, LLC...........   2,634,000      614,000
Other assets........................................   1,797,000    2,066,000
                                                    ------------ ------------
       Total assets................................. $89,733,000  $75,333,000
                                                    ------------ ------------
                                                    ------------ ------------

     LIABILITIES AND SHAREHOLDERS' EQUITY


Trade accounts payable.............................. $18,628,000  $14,664,000
Accrued liabilities.................................  28,851,000   20,977,000
Current portion of long-term debt...................     710,000    1,000,000
                                                    ------------ ------------
       Total current liabilities....................  48,189,000   36,641,000

Deferred income taxes...............................   2,751,000    3,025,000
Long-term debt......................................     684,000    3,695,000
                                                    ------------ ------------
       Total liabilities............................  51,624,000   43,361,000

Shareholders' equity:
  Common shares, no par value 10,000,000 shares
   authorized, 3,743,685 and 3,746,032 shares issued
   and outstanding, respectively....................   7,921,000    7,884,000
  Retained earnings.................................  30,188,000   24,088,000
                                                    ------------ ------------
     Total shareholders' equity.....................  38,109,000   31,972,000

Contingencies.......................................
                                                    ------------ ------------
   Total liabilities and shareholders' equity        $89,733,000  $75,333,000
                                                    ------------ ------------
                                                    ------------ ------------

          See accompanying notes to consolidated financial statements.

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FISCAL YEARS ENDED JUNE 1996, 1995 AND  1994



                                                    1996          1995           1994
                                               -------------  -------------  -------------
Net sales..................................... $ 316,267,000  $ 287,937,000  $ 259,616,000
Cost of goods sold............................   251,496,000    233,990,000    209,332,000
                                               -------------  -------------  -------------
   Gross profit...............................    64,771,000     53,947,000     50,284,000

Selling, general and administrative expenses..    53,332,000     46,241,000     40,033,000
                                               -------------  -------------  -------------
   Operating income...........................    11,439,000      7,706,000     10,251,000

Interest income...............................       428,000         12,000         69,000
Other income..................................        45,000         58,000         53,000
Interest expense..............................      (153,000)      (195,000)             -
                                               -------------  -------------  -------------
   Income before income taxes.................    11,759,000      7,581,000     10,373,000

Income taxes:
  Federal.....................................     3,915,000      2,358,000      3,187,000
  State.......................................     1,072,000        848,000      1,140,000
                                               -------------  -------------  -------------
                                                   4,987,000      3,206,000      4,327,000
                                               -------------  -------------  -------------

   Net income.................................  $  6,772,000   $  4,375,000   $  6,046,000
                                               -------------  -------------  -------------
                                               -------------  -------------  -------------




Net earnings per common share.................  $       1.81   $       1.16   $       1.60
                                               -------------  -------------  -------------
                                               -------------  -------------  -------------
Average shares outstanding....................     3,743,649      3,770,079      3,768,654
                                               -------------  -------------  -------------
                                               -------------  -------------  -------------





          See accompanying notes to consolidated financial statements.

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FISCAL YEARS ENDED JUNE 1996, 1995 AND 1994

                                                       1996           1995            1994
                                                   -------------  -------------   -------------
Cash flows from operating activities:
  Net income....................................... $ 6,772,000    $ 4,375,000     $ 6,046,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation of plant and equipment..........   3,427,000      3,037,000       2,626,000
      Change in deferred income taxes..............  (1,095,000)      (791,000)       (761,000)
      Changes in assets and liabilities:
        (Increase) in accounts receivable..........  (4,184,000)      (437,000)     (2,174,000)
        (Increase) in inventories..................  (1,220,000)    (1,398,000)     (2,447,000)
      Decrease in other assets.....................     269,000        367,000         199,000
        Increase in trade accounts payable.........   3,964,000      1,051,000       1,409,000
        Increase in accrued liabilities............   7,874,000      1,720,000       4,069,000
                                                   -------------  -------------   -------------
          Total adjustments........................   9,035,000      3,549,000       2,921,000
                                                   -------------  -------------   -------------
Net cash provided by operating activities..........  15,807,000      7,924,000       8,967,000

Cash flows from investing activities:
  Capital expenditures, net of retirements.........  (5,384,000)    (5,068,000)     (9,791,000)
  Loans to Saturn Housing, LLC.....................  (2,020,000)      (614,000)              -
                                                   -------------  -------------   -------------
    Net cash used in investing activities..........  (7,404,000)    (5,682,000)     (9,791,000)

Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit.  (2,300,000)     2,300,000               -
  Proceeds from issuance of long-term debt.........           -              -         100,000
  Repayment of long-term debt......................  (1,001,000)      (989,000)       (724,000)
  Dividends declared to common shareholders........    (672,000)      (603,000)       (526,000)
  Payment for repurchased shares...................    (165,000)      (485,000)              -
  Proceeds from issuance of common shares..........     202,000        327,000         130,000
                                                   -------------  -------------   -------------
Net cash provided by (used in) financing activities  (3,936,000)       550,000      (1,020,000)

Net increase (decrease) in cash....................   4,467,000      2,792,000      (1,844,000)
Cash at beginning of year..........................   4,566,000      1,774,000       3,618,000
                                                   -------------  -------------   -------------
Cash at end of year................................  $9,033,000     $4,566,000     $ 1,774,000
                                                   -------------  -------------   -------------
                                                   -------------  -------------   -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest (net of amount capitalized)...........  $  212,000     $  138,000     $    20,000
    Income taxes (net of refunds)..................   4,623,000      4,468,000       5,109,000





                    See accompanying notes to consolidated financial statements.

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FISCAL YEARS ENDED JUNE 1996, 1995 AND 1994



                                                 Number of               Retained
                                                  Shares      Amount     Earnings      Total
                                                 ----------------------------------------------
Balance, end of fiscal year 1993................  3,758,675  $7,912,000 $14,796,000 $22,708,000

Net proceeds from issuance of common shares.....      8,941     130,000       --        130,000
Cash dividends declared ($.14 per share)........      --         --        (526,000)  (526,000)
Net income......................................      --         --       6,046,000   6,046,000
                                                 ----------------------------------------------

Balance, end of fiscal year 1994................  3,767,616  $8,042,000 $20,316,000 $28,358,000

Net proceeds from issuance of common shares.....     23,416     327,000       --        327,000
Payment for repurchased shares..................    (45,000)   (485,000)      --      (485,000)
Cash dividends declared ($.16 per share)........      --         --        (603,000)  (603,000)
Net income......................................      --         --       4,375,000   4,375,000
                                                 ----------------------------------------------

Balance, end of fiscal year 1995................  3,746,032  $7,884,000 $24,088,000 $31,972,000

Net proceeds from issuance of common shares.....     12,653     202,000       --        202,000
Payment for repurchased shares..................    (15,000)   (165,000)      --      (165,000)
Cash dividends declared ($.18 per share)........      --         --        (672,000)  (672,000)
Net income......................................      --         --       6,772,000   6,772,000
                                                 ----------------------------------------------

Balance, end of fiscal year 1996................  3,743,685  $7,921,000 $30,188,000 $38,109,000
                                                 ----------------------------------------------
                                                 ----------------------------------------------



          See accompanying notes to consolidated financial statements.

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a) DESCRIPTION OF BUSINESS
            Schult Homes Corporation (the Company) is engaged in the production and sale of manufactured and modular homes. The Company operates manufacturing facilities in Indiana, Pennsylvania, Minnesota, Texas, Oregon, Kansas and Arizona. Most of the Company's customers/dealers are located close to its production facilities. No single customer/dealer accounted for more than 6% of the Company's sales in fiscal years 1996, 1995 and 1994 and no account receivable from any customer/dealer exceeded 6% of total common shareholders' equity at the end of fiscal year 1996. The unplanned loss of any of these customers/dealers would not have any materially adverse effect on the Company.
            Supplies are purchased from a variety of domestic and foreign sources. The unplanned loss of any of these sources of supply would not have any materially adverse effect on the Company.

        (b) USE OF ESTIMATES
            Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

        (c) FISCAL YEAR
            The Company's fiscal year ends on the Saturday nearest June 30, or June 29, 1996, July 1, 1995 and July 2, 1994.

        (d) PRINCIPLES OF CONSOLIDATION
            The consolidated financial statements include the financial statements of Schult Homes Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        (e) INVENTORIES
            All components of inventory are valued at cost which is not in excess of net realizable value. The cost of inventory is calculated using the first-in, first-out (FIFO) method.

        (f) PROPERTY, PLANT AND EQUIPMENT
            Property, plant and equipment is stated at cost. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets on the straight-line basis for financial reporting purposes.

        (g) LOANS RECEIVABLE FROM SATURN HOUSING, LLC
            Loans receivable from Saturn Housing, LLC bear interest at prime lending rate plus 1 1/2 percent per annum. A group of manufactured home dealers established Saturn Housing in Texas for the purpose of producing a moderately priced home.

        (h) 401(K) RETIREMENT PLAN
            The Company has a defined contribution 401(k) retirement plan for all eligible employees. Company contributions are based on employee earnings and are funded as accrued. Amounts contributed to the plan and charged to expense were

$1,017,000, $1,181,000 and $828,000 in fiscal 1996, 1995 and 1994, respectively.
Eligible employees can also make tax-deferred contributions to the plan.

        (i) WARRANTY OBLIGATIONS
            Estimated warranty obligations are provided at the time of sale.

        (j) REVENUE RECOGNITION
            Revenue is recognized when title is transferred upon shipment.

        (k) NET EARNINGS PER COMMON SHARE
            Net earnings per common share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the year.

        (l) INCOME TAXES
            Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        (m) INTEREST COSTS
            The Company capitalizes interest incurred during periods of construction as a component of the cost of the constructed asset. Interest costs capitalized during fiscal years 1995 and 1994 amount to $130,000 and $341,000, respectively. There was no interest costs capitalized during fiscal year 1996.

        (n) FAIR VALUE OF FINANCIAL INSTRUMENTS
            The Company's financial instruments are cash, accounts receivable, trade accounts payable, accrued liabilities, and the current and noncurrent portions of long-term debt. The carrying values of these financial instruments do not differ materially from their fair values, generally because of the short-term nature of the financial instruments and the relative insignificance of the noncurrent portion of long-term debt.

        (o) RECLASSIFICATIONS
            Certain amounts in prior years have been reclassified to conform to the fiscal 1996 presentation.

 (2) INVENTORIES
     The components of inventories at the end of fiscal years 1996 and 1995 are as follows:
                                         1996          1995
                                      -----------   -----------
      Raw materials.................. $12,524,000   $11,165,000
      Work in process................   2,247,000     2,352,000
      Finished goods.................   1,544,000     1,578,000
                                      -----------   -----------
          Total...................... $16,315,000   $15,095,000
                                      -----------   -----------
                                      -----------   -----------
 (3) PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment at the end of fiscal years 1996 and 1995 are summarized as follows:

                                         1996          1995
                                      -----------   -----------
   Land.............................  $ 1,960,000   $ 1,959,000
   Land improvements................    3,960,000     3,687,000
   Buildings........................   29,885,000    27,461,000
   Machinery and equipment..........   17,392,000    15,293,000
   Trucks and automobiles...........    3,576,000     2,888,000
   Construction in process..........            -       130,000
                                      -----------   -----------
                                       56,773,000    51,418,000
   Less accumulated depreciation....   20,581,000    17,183,000
                                      -----------   -----------
                                      $36,192,000   $34,235,000
                                      -----------   -----------
                                      -----------   -----------

 (4) ACCRUED LIABILITIES
     Accrued liabilities at the end of fiscal years 1996 and 1995 are as follows:

                                         1996          1995
                                      -----------   -----------
   Dealer incentives................. $ 7,131,000   $ 5,241,000
   Accrued warranty..................   5,060,000     4,124,000
   Accrued payroll...................   6,919,000     5,187,000
   Workers' compensation.............   2,440,000     2,655,000
   Accrued income taxes..............   2,393,000       792,000
   Other.............................   4,908,000     2,978,000
                                      -----------   -----------
                                      $28,851,000   $20,977,000
                                      -----------   -----------
                                      -----------   -----------

 (5) LONG-TERM DEBT
     Long-term debt at the end of fiscal years 1996 and 1995 is summarized as follows:

                                         1996           1995
                                      -----------   -----------

   Credit facility debt.............. $         -   $  2,300,000
   Other debt........................   1,394,000      2,395,000
                                      -----------   -----------
                                        1,394,000      4,695,000
   Less current portion of
    long-term debt...................     710,000      1,000,000
                                      -----------   -----------
                                      $   684,000    $ 3,695,000
                                      -----------   -----------
                                      -----------   -----------

     Aggregate principal payments on long-term debt are due as follows:
               Fiscal year                         Amount
               ---------------------------       ----------
               1998.......................          131,000
               1999.......................          119,000
               2000.......................          114,000
               2001.......................          116,000
               Thereafter.................          204,000
                                                 -----------
                                                 $  684,000
                                                 ----------
                                                 ----------
     The Company has a bank commitment for an unsecured credit facility expiring January 1, 1997 which provides for both revolving and term loans at the Company's option. The facility permits aggregate borrowings of up to the lower of $10,000,000 or a borrowing base computed by applying certain factors to the value of the Company's receivables and inventories. Revolving loans bear interest at the bank's prime lending rate or, at the Company's option, certain alternative rates. Interest on term loans is fixed at the time of borrowing at the bank's posted rates then in effect. The Company pays a fee of 3/8 of one percent per annum on the unused portion of the commitment. The commitment also provides for the issuance of up to $4,000,000 in standby letters of credit.

 (6) INCOME TAXES

   Income tax expense (deferred benefit) are summarized as follows for fiscal years 1996, 1995 and 1994:
                                       1996           1995           1994
                                  -----------    -----------    -----------
FEDERAL:
   Current......................  $4,778,000     $2,911,000     $3,777,000
   Deferred.....................    (863,000)      (553,000)      (590,000)
                                  -----------    -----------    -----------
     Total Federal income taxes.   3,915,000      2,358,000      3,187,000
STATE:
   Current......................   1,304,000      1,085,000      1,311,000
   Deferred.....................    (232,000)      (237,000)      (171,000)
                                  -----------    -----------    -----------
     Total state income taxes...   1,072,000        848,000      1,140,000
                                  -----------    -----------    -----------
       Total income taxes.......  $4,987,000     $3,206,000     $4,327,000
                                  -----------    -----------    -----------
                                  -----------    -----------    -----------

     The significant components of deferred income tax expense (benefit) are summarized as follows for fiscal years 1996, 1995 and 1994:

                                     1996           1995           1994
                                  -----------    -----------    -----------
Depreciation.................... $    43,000     $  194,000     $   27,000
Accrued expenses................  (1,391,000)    (1,094,000)      (670,000)
Inventories.....................     (25,000)       (12,000)      (154,000)
Other, net......................     278,000        122,000         36,000
                                  -----------    -----------    -----------
                                 $(1,095,000)    $ (790,000)    $ (761,000)
                                  -----------    -----------    -----------
                                  -----------    -----------    -----------

     The differences between the U.S. Federal statutory tax rate of 34% and the effective tax rates of 42.4%, 42.3%, and 41.7% for fiscal years 1996, 1995 and 1994 result from the following:

                                     1996           1995           1994
                                  -----------    -----------    -----------
U.S. Federal statutory tax rate.     34.0%          34.0%          34.0%
Increase in taxes resulting from:
  State income taxes, net of
   Federal benefit..............      6.5            7.1            7.3
  Other, net....................      1.9            1.2            0.4
                                  -----------    -----------    -----------
                                     42.4%          42.3%          41.7%
                                  -----------    -----------    -----------
                                  -----------    -----------    -----------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at the end of fiscal years 1996 and 1995 are presented below:

                                                1996           1995
                                            -------------  -------------
Deferred tax assets:
  Accrued expenses...................         $ 5,534,000    $ 4,392,000
  Inventories........................             333,000        343,000
  Other..............................              71,000         77,000
                                            -------------  -------------
   Total gross deferred tax assets...           5,938,000      4,812,000
  Less: Valuation allowance..........                   -              -
                                            -------------  -------------
     Subtotal.........................          5,938,000      4,812,000
                                            -------------  -------------

Deferred tax liabilities:
  Property, plant and equipment, principally
   due to differences in depreciation.......   (2,998,000)    (3,047,000)
  Other.....................................     (268,000)      (187,000)
                                            -------------  -------------
   Total gross deferred tax liabilities.....   (3,266,000)    (3,234,000)
                                            -------------  -------------
     Net deferred tax asset.................  $ 2,672,000    $ 1,578,000
                                            -------------  -------------
                                            -------------  -------------
     Management has determined, based on the Company's history of operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to realize fully the deferred tax assets.

(7) REPURCHASE AGREEMENTS AND CREDIT RISK
     As is customary in the manufactured housing industry, the Company is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for dealers of the Company's homes as of the end of fiscal year 1996. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any homes which may be repurchased, and the risk of loss is spread over numerous dealers and financial institutions. Losses under these agreements have not been significant in the recent past.

(8) CONTINGENCIES
     There are a number of claims and pending legal proceedings against the Company with respect to certain matters including product liability, warranties, workers' compensation, and other matters arising in the ordinary conduct of the business. The ultimate outcome of these claims and proceedings is not presently determinable. But, in the opinion of management, anticipated costs are adequately covered by insurance, or accruals, or will not materially affect the financial position or results of operations of the Company.

(9) EMPLOYEE STOCK PLANS
     During fiscal 1996, a Share Incentive Plan was adopted whereby certain management personnel are granted options to purchase common shares. As of the end of fiscal 1996, an aggregate of 300,000 common shares had been reserved for the plan and options to purchase 80,000 shares at $15.25 a share had been granted. No options related to this plan have been exercised as of the end of fiscal 1996.

     The Company also has an employee stock option plan whereby certain management personnel are granted options to purchase common shares. As of the end of fiscal year 1996, an aggregate of 75,000 common shares had been reserved for the plan and options to purchase 24,125 and 22,507 common shares had been granted at exercise prices of $.40 and $3.00 per share, respectively. Options to purchase 27,364 common shares have been exercised and options to purchase 15,874 shares are no longer exercisable. Therefore, the remaining 3,394 options, at an option price of $3.00 per share, are currently exercisable and expire in September 1996 and 1997.

     The Company has an employee share purchase plan under which anyone who has been a full-time employee for at least one year may purchase certain amounts of common shares at current market price. As of the end of fiscal year 1996, 100,000 common shares had been reserved, of which 1,321 shares and 1,929 shares were issued in fiscal years 1996 and 1995, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Schult Homes Corporation incorporates by reference the information on pages 4 and 5 of the Schult Homes Corporation Proxy Statement dated September 27, 1996, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, under the heading, "Election of Directors." Also, pages 12 and 13 of the above mentioned Proxy Statement under the heading, "Executive Officers."


ITEM 11.  EXECUTIVE COMPENSATION

          Schult Homes Corporation incorporates by reference the information on pages 6 through 9, 11 and 12 of the Schult Homes Corporation Proxy Statement dated September 27, 1996, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, under the headings, "Report of the Compensation Committee,"

"Adoption of the Schult Homes Corporation 1996 Directors' Deferred Compensation Plan," "Executive Compensation" and "Employee Plans."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Schult Homes Corporation incorporates by reference the information on page 3 of the Schult Homes Corporation Proxy Statement dated September 27, 1996, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, under the heading, "Principal Shareholders."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as a part of this report:
               1. Schult Homes Corporation incorporates by reference "Consolidated Financial Statements and Notes" on pages 17 through 23 of the Schult Homes Corporation 1996 Annual Report to Shareholders.
               2. Schult Homes Corporation incorporates herein by reference the following exhibits:
                         Incentive Bonus Plan, Form S-2 dated 6/11/92;
                         Gain Sharing (401(k)) Plan, Form S-2 dated 6/11/92; Incentive Stock Option Plan, Form S-2 dated 6/11/92; Employee Share Purchase Plan, Form S-8 dated 3/8/90.
               3. Schult Homes Corporation files herewith its 1996 Directors' Deferred Compensation Plan.
          (b) Through June 29, 1996, one report on Form 8-K was filed subsequent to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996. The date of the Form 8-K was June 19, 1996.
          (c)  Exhibits required by Item 601 of Regulation S-K:
                    Amended and Restated Articles of Incorporation of the Company;
                    Bylaws of the Company;
                    Form of Common Share Certificate;
                    Revised Credit Facility with NBD Bank and NBD Bank, N.A.
          (d) There are no financial statements to be filed under Regulation S-X which are excluded from the annual report to shareholders pursuant to Rule 14a-3(b).

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SCHULT HOMES CORPORATION
                                   Registrant


                                   By   /s/ Walter E. Wells
                                        -------------------------------------
                                        Walter E. Wells
                                        President, Chief Executive Officer


Date:    September 27, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     SIGNATURE                         TITLE                          DATE
     ---------                         -----                          ----

/s/ Walter E. Wells
- --------------------------    President, Chief Executive              September 27, 1996
Walter E. Wells               Officer and Director

/s/ Francis M. Kennard
- --------------------------    Senior Vice President of Product        September 27, 1996
Francis M. Kennard            Group and Director

/s/ John P. Guequierre
- --------------------------    President of Manufactured               September 27, 1996
John P. Guequierre            Housing Group and Director

/s/ Frederick A. Greenawalt
- --------------------------    Vice President of Finance and           September 27, 1996
Frederick A. Greenawalt       Chief Accounting Officer

/s/ Todd Goodwin
- --------------------------    Director                                September 27, 1996
Todd Goodwin

/s/ Robert J. Deputy
- --------------------------    Director                                September 27, 1996
Robert J. Deputy

/s/ Donald R. Pletcher
- --------------------------    Director                                September 27, 1996
Donald R. Pletcher

/s/ Walter O. Wells
- --------------------------    Director                                September 27, 1996
Walter O. Wells

                    SCHULT HOMES CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
            FINANCIAL STATEMENTS SUBMITTED IN RESPONSE TO ITEM 14(a)
                            Year ended June 29, 1996


          The consolidated financial statements, together with the related notes and the report thereon of KPMG Peat Marwick LLP, dated August 8, 1996, appearing on pages 17 to 23 of the accompanying 1996 Annual Report to shareholders, are hereby incorporated by reference and made a part hereof. With the exception of the aforementioned items incorporated by reference and specific references made herein, the 1996 Annual Report to Shareholders is not deemed to be filed as a part of this filing.



                          INDEPENDENT AUDITORS' CONSENT


The Board of Directors and Shareholders of
Schult Homes Corporation:


          We consent to incorporation by reference in Registration Statement No. 33-42434 on Form S-8 of Schult Homes Corporation, of our report dated August 8, 1996, relating to the consolidated balance sheets of Schult Homes Corporation and subsidiaries as of the end of fiscal years 1996 and 1995, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the fiscal years 1996, 1995, 1994, as contained in the Annual Report to Shareholders for the fiscal year 1996. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1996.

KPMG Peat Marwick LLP



Chicago, Illinois
September 27, 1996

                               SCHULT HOMES CORPORATION

                        DIRECTORS' DEFERRED COMPENSATION PLAN

                                       PURPOSE

    The purpose of this Plan is to provide Directors of Schult Homes Corporation (the "Company") an alternative to current payment of director fees. The Plan does so through a deferred compensation arrangement. The Plan provides for the elective deferral of payment of director fees in units of the Company's Common Shares, without par value (the "Common Shares"), thereby providing for the long-term growth and financial success of the Company by
(i) providing an effective means for Directors to acquire Common Shares and
(ii) providing Directors an additional incentive to achieve long-range performance goals and objectives.

                                    ARTICLE 1
                                   DEFINITIONS

    Whenever used in this document, the following terms shall have the respective meanings set forth below unless a different meaning is plainly required by the context:

1.1 "Beneficiary" means, with respect to each Participant, the recipient designated by the Participant who is, upon the Participant's death, entitled in accordance with the Plan's terms to receive the benefits to be paid with respect to the Participant.

1.2  "Board" means the Board of Directors of Schult Homes Corporation.

1.3 "Code" means the Internal Revenue Code of 1986, as amended from time to time, and interpretive rulings and regulations.

1.4 "Committee" means the duly designated Compensation Committee of the Company's Board.

1.5 "Common Shares" means the Common Shares, without par value, of the Company.

1.6  "Company" means Schult Homes Corporation, an Indiana corporation.

1.7 "Director" means any person duly selected to serve as a member of the Board.

1.8  "Effective Date" means January 1, 1996.

1.9 "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and interpretive rulings and regulations.

1.10 "Fees" means, at the time this Plan is adopted, units representing One Thousand (1,000) shares of Common Shares per year payable beginning in calendar 1996, Two Hundred Fifty (250) shares of Common Shares each calendar quarter and thereafter, any other compensation, retainer, attendance, committee, and other fees in the form of Common Shares or any other amount or form established by the Board of Directors or otherwise, paid or which would, but for deferral hereunder, be payable to a Director for services performed as a member of the Board.

1.11 "Market Value Per Share" means, as of any specified date, an amount equal to the mean between the reported price of the Common Shares on the specified date on the American Stock Exchange or such other exchange where the Common Shares are then traded. If no such quotation is available, the fair market value on the specified date of a share of such Shares as determined by the Board in good faith.

1.12 "1934 Act" means the Securities Exchange Act of 1934, as amended from time to time, and interpretive rulings and regulations.

1.13 "Participant" means any Director or former Director who elects or elected to defer Fees under the Plan.

1.14 "Plan" means the deferred compensation plan for Directors known as the "Schult Homes Corporation, Inc. Directors' Deferred Compensation Plan," as amended from time to time.

1.15 "Secretary" means the person holding the position of Secretary of the Company on the applicable date.

1.16 "Social Security Act" means the federal Social Security Act, 42 U.S.C.,
     Section 301, ET SEQ., as amended from time to time, and interpretive rulings and regulations.

1.17 "Treasurer" means the person holding the position of Treasurer of the Company on the applicable date.

1.18 "Unit Account" means, with respect to each Participant, the Participant's separate individual account established and maintained for the exclusive purpose of accounting for the Participant's deferred Fees under this Plan for the period of his participation which is accrued in terms of a theoretical number of units of Common Shares.

    The uses of singular and masculine words are for practical purposes only and shall be deemed to include the plural and feminine, respectively, unless the context plainly indicates a distinction. Certain other definitions, as required, appear in the following Articles of the Plan.

                                ARTICLE 2
                          EFFECTIVE DATE OF PLAN

    The Plan's provisions, as set forth in this document, are effective as of January 1, 1996.

                               ARTICLE 3
                      ELIGIBILITY AND PARTICIPATION

    Any Director who is not also an employee of the Company is eligible to participate in the Plan.

                               ARTICLE 4
                           DEFERRAL OF FEES

4.1 ELECTION TO DEFER FEES

    On or before July 1 of any year, a Director may elect, by filing with the Secretary a written election form, to defer receipt of all or a specified porion of his Fees for succeeding calendar years. A person elected to fill a vacancy on the Board and who was not a Director on the preceding July 1, or whose term of office did not begin until after that date, may elect, before his term begins, to defer, commencing six months after the date of the election, all or a specified portion of his Fees for the balance of the calendar year and for succeeding calendar years by filing with Secretary a written election form.

    An election to defer Fees shall continue from year to year unless the Participant terminates it in writing with respect to future Fees.

4.2 DEFERRED FEES TREATED AS IF INVESTED IN COMMON SHARES

    The Participant's deferred Fees shall be deemed to be invested in a theoretical number of units of Common Shares. From time to time thereafter, additional units shall be credited to the Participant's Unit Account in amounts equal to:

           (a) the amount of any cash dividend (or the fair market value of a dividend paid in property, other than a dividend paid in Common Shares) which the Participant would have received if on the record date for the dividend the Participant had been the owner of record of a number of shares of Common Shares equal to the number of units (including fractions) then credited to the Participant's Unit Account divided by

           (b)  the Market Value Per Share on the date the dividend is paid.

    From time to time, additional units shall be credited to the Participant's Unit Account in amounts equal to the number of full and fractional shares of Common Shares which the Participant would have received if on the record date for a dividend which is to be paid in Common Shares the Participant had been the owner of record of a number of shares of Common Shares equal to the number of units (including fractions) then credited to the Participant's Unit Account. The Participant's Unit Account shall also be appropriately adjusted for any change in the Common Shares by reason of any recapitalization, reorganization, merger, consolidation, or any similar change affecting the Common Shares.

                                     ARTICLE 5
                                   DISTRIBUTIONS


5.1 ELECTION OF METHOD AND DATE OF PAYMENT OF DEFERRED FEES

    A Participant shall elect the method of payment and the date on which payment will be made or commence. At the Participant's election, amounts deferred under the Plan, together with accumulated dividends thereon, shall be distributed either in a single payment or in equal annual installments of from two to ten years. At the Participant's election, the single sum payment or the first installment payment shall be payable on the first business day of the calendar year immediately following the year in which the Participant either (a) ceases to be a Director, or (b) attains that age specified by Paragraph 203(f)(3) of the Social Security Act or its equivalent then in effect, and any additional installment shall be payable on the first business day of each succeeding year. The elections described in this Section shall be made by the Director at the time the Director first elects to defer receipt of all or a portion of his Fees pursuant to
    Section 4.1 (Election to Defer Fees) by filing with the Secretary a written election form.

5.2 PAYMENT OF DEFERRED FEES

           (a) All payments to be made under the Plan of deferred Fees shall be made in the form of new issue shares of Common Shares or shares of Common Shares purchased on the open market, as determined by the Company, and cash in lieu of any fractional share.

           (b) If the Participant has elected under Section 5.1 (Election of Method and Date of Payment of Deferred Fees) to have his deferred Fees paid in a single lump sum, the number of shares of Common Shares to be transferred to the Participant shall be the number of whole units credited to the Participant's Unit Account as of the last business day of the calendar year in which the Participant ceases to be a Director or attains that age specified by Paragraph 203(f)(3) of the Social Security Act, or its equivalent then in effect, whichever he has elected under Section 5.1 (Election of Method and Date of Payment of Deferred Fees). The amount of cash to be paid to the Participant as computed by the Treasurer shall be equal to the fair market value, as of the date referred to in the preceding sentence, of a fractional number of shares equal to any fraction of a unit credited to the Participant's Unit Account as of that date.

           (c) If the Participant has elected under Section 5.1 (Election of Method and Date of Payment of Deferred Fees) to have his deferred Fees paid in installments, the amounts to be distributed shall be equal to the number of units credited to the Participant's Unit Account on the day preceding the date of payment of the installment, divided by the number of installments remaining to be paid. There shall be transferred to the Participant a number of shares of Common Shares equal to the number of whole units computed in accordance with the preceding sentence. Additionally, there shall be paid to the Participant an amount of cash computed by the Treasurer equal to the fair market value, as of the day preceding the date of payment of the installment, of a fractional number of shares equal to any fraction of a unit to which the Participant is entitled on that installment date.

                                    ARTICLE 6
                           TRANSFERABILITY RESTRICTIONS

    The Plan shall not in any manner be liable for, or subject to, the debts and liabilities of any Participant or Beneficiary. Except as provided by
ARTICLE 7, no payee may assign any payment due him under the Plan. No benefits at any time payable under the Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, attachment, garnishment, levy, execution, or other legal or equitable process, or encumbrance of any kind.

                                    ARTICLE 7
                         DESIGNATION OF BENEFICIARY AND
                       PAYMENT OF DEFERRED FEES UPON DEATH

7.1 DESIGNATION OF BENEFICIARY

    A Participant may designate a Beneficiary or Beneficiaries (which may be an entity other than a natural person) to receive any payments to be made under Section 7.2 (Payment of Deferred Fees in the Event of Death) upon the Participant's death. At any time, and from time to time, any designation may be changed or canceled by the Participant without the consent of any Beneficiary.
    Any designation, change, or cancellation must be by written notice filed with the Secretary and shall not be effective until received by the Secretary. If the Participant designates more than one Beneficiary, any payments under Section 7.2 (Payment of Deferred Fees in the Event of Death) to the Beneficiary shall be made in equal shares unless the Participant has designated otherwise, in which case the payments shall be made in the shares designated by the Participant. If no beneficiary has been named by the Participant, payment shall be made to the Participant's estate.

7.2 PAYMENT OF DEFERRED FEES UPON DEATH

    If a Participant dies while a member of the Board or prior to the full payment to the Participant of the Fees deferred under the Plan, as adjusted as provided in Article 5 (Distributions), and the Participant has elected to have all or a portion of his deferred Fees treated as if invested in Common Shares, a number of whole shares of Common Shares equal to the number of whole units accredited to the Participant's Unit Account, as adjusted as provided in Article 5 (Distributions), plus cash, shall be paid in single sum payment to the Participant's designated Beneficiary or Beneficiaries, if any, or to the Participant's estate if no Beneficiaries are designated. The single sum payment shall be made within 90 days from the date of the Participant's death.

                                  ARTICLE 8
                             SHAREHOLDER APPROVAL

    This Plan shall be subject to approval by majority vote of the votes cast at a duly held shareholder's meeting of the Company at which a quorum representing the majority of all outstanding voting Shares is, either in person or by proxy, present and voting on the Plan.

                                 ARTICLE 9
                               FUNDING POLICY

    The Plan shall be totally unfunded so that the Company is under merely a contractual duty to make payments when due under the Plan. The promise to pay shall not be represented by notes and shall not be secured in any way. No contributions to the Plan of Participants shall be required or permitted under the Plan.

                                ARTICLE 10
                        AMENDMENT AND TERMINATION

    The Company, by resolution duly adopted by the Board, shall have the right, authority, and power to alter, amend, modify, revoke, or terminate the Plan, or to suspend the payment of benefits under the Plan at any time.

                               ARTICLE 11
                            CHANGE IN CONTROL

    Notwithstanding anything in the Plan to the contrary, if a Change in Control of the Company occurs, all Fees deferred under the Plan shall be immediately payable to Directors and former Directors or their Beneficiaries, if appropriate.

    A Change in Control of the Company shall occur if (a) any "person" or "group" (within the meaning of Subsection 13(d) and Subsection 14(d)(2) of the 1934 Act) becomes the "beneficial owner" (as defined in Rule 13d-3 under the 1934 Act) of more than fifty percent (50%) of the then outstanding voting shares of the Company, otherwise than through a transaction arranged by, or consummated with the prior approval of the Board; (b) the Company's shareholders approve a definitive agreement to merge or consolidate the Company with or into another corporation in a transaction in which neither the Company nor any of its subsidiaries or affiliates will be the surviving corporation, or to sell or otherwise dispose of all or substantially all of the Company's assets to any person or group other than the Company or any of its subsidiaries or affiliates, other than a merger or a sale which will result in the voting securities of the Company outstanding prior to the merger or sale continuing to represent at least fifty (50%) percent of the combined voting power of the voting securities of the corporation surviving the merger or purchasing the assets; or (c) during any period of two consecutive years, individuals who at the beginning of that period constitute the Board (and any new director whose election by the Board or whose nomination for election by the Company's shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of that period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board.

    Notwithstanding the provisions of Article 10 (Amendment and Termination), the provisions of this Article may not be amended by an amendment effected within three years following a Change in Control.

                                 ARTICLE 12
                               ADMINISTRATION

    The Plan shall be administered by the Committee. Members of the Committee shall be members of the Board who are disinterested persons under Rule 16 b-3 promulgated under the 1934 Act and successor rules. The Committee may employ agents, attorneys, accountants, or other persons (who also may be employees of the Company) and allocate or delegate to them powers, rights, and duties, all as the Committee may consider necessary or advisable to properly carry out the administration of the Plan. The Committee may adopt rules and regulations as it deems appropriate to assist in administering the enforcing the Plan.

    The Committee shall have the discretionary authority to regulate and interpret the Plan's provisions. The interpretation and construction by the Committee of any provisions of the Plan, and any determination by the Committee pursuant to any provision of the Plan shall be final and conclusive.

                                     ARTICLE 13
                                   MISCELLANEOUS

13.1 SHARES OFFERED UNDER THE PLAN

         The total number of shares of Common Shares which may be offered under the Plan shall not exceed in the aggregate 100,000 shares.

13.2 FORFEITABILITY

         If a Director or former Director becomes a director, proprietor, officer, partner or employee of, or otherwise becomes affiliated with, any entity that competes with the Company, or if a former Director shall refuse a reasonable request of the Company to perform consulting services after he retires from the Board, any deferred Fees and earnings or interest thereon remaining payable to the Participant under the Plan shall be forfeited.

13.3 NO RIGHT TO CONTINUE AS A DIRECTOR

         Nothing in this Plan shall be construed as conferring upon Participant any right to continue as a member of the Board.

13.4 NO INTEREST AS A SHAREHOLDER

         The crediting of units to a Participant's Unit Account under Section
     4.2 (Election of Method of Crediting Deferred Fees to the Participant's Account) shall not be deemed to create for the Participant any interest in any class of equity securities of the Company.

13.5 NO RIGHT TO CORPORATE ASSETS

         Nothing in this Plan shall be construed as giving the Participant, the Participant's designated Beneficiaries or any other person any equity or interest of any kind in the assets of the Company or creating a trust of any kind or a fiduciary relationship of any kind between the Company and any person. As to any claim for payments due under the provisions of the Plan, a Participant, a Participant's designated Beneficiary and any other persons having a claim for payments shall be unsecured creditors of the Company.

13.6 NO LIMIT ON FURTHER CORPORATE ACTION

         Nothing contained in the Plan shall be construed so as to prevent the Company from taking any corporate action which is deemed by the Company to be appropriate or in its best interest.

13.7 GOVERNING LAW

         The Plan shall be construed and administered according to the laws of the State of Indiana to the extent that those laws are not preempted by the laws of the United States of America.

13.8 HEADINGS

         The headings of articles, sections, subsections, paragraphs or other parts of the Plan are for convenience of reference only and do not define, limit, construe, or otherwise affect its contents.

                                ARTICLE 14
                         CONTINUANCE BY A SUCCESSOR

    If the Company shall be reorganized by way of merger, consolidation, transfer of assets or otherwise, so that a corporation, partnership or person shall succeed to all or substantially all of the Company's business, the successor shall be substituted for the Company under the Plan by adopting the Plan.


                                 * * * * *

    IN WITNESS WHEREOF, the Company has caused this Plan document to be executed and approved by its duly authorized officers effective as of the Effective Date.


                             SCHULT HOMES CORPORATION



                             By:___________________________________
                                                 , President