Form 10-Q
period 1996-09-28
SCHULT HOMES CORP
filed 1996-11-12
CIK 803349

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 28, 1996
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



                       YES  XX                      NO
                           ----                        ----


The number of common shares outstanding, as of September 28, 1996 was 3,743,685.

                            SCHULT HOMES CORPORATION
                                   FORM 10-Q

                        PERIOD ENDED SEPTEMBER 28, 1996


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

     Item 2.  Changes in Securities --- Inapplicable

     Item 3.  Defaults upon Senior Securities --- Inapplicable

     Item 4.  Submission of Matters to a Vote of Security Holders ---
              Inapplicable

     Item 5.  Other Information --- Inapplicable

     Item 6.  Exhibits and Reports on Form 8-K
                  (a) Inapplicable
                  (b) There were no reports on Form 8-K filed for the
                         three month period ended September 28, 1996.

                   SCHULT HOMES CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 28, 1996 AND JUNE 29, 1996
                                     ASSETS

                                                             SEPT. 28, 1996   JUNE 29, 1996
                                                             --------------   -------------
                                                               (unaudited)      (audited)
                                                                (thousands of dollars)
Cash ......................................................     $10,658         $ 9,033
Accounts receivable, less allowance for doubtful accounts
 of $65 in September and June 1996.........................      15,548          18,338
Inventories (note 1).......................................      16,427          16,315
Deferred income taxes......................................       5,424           5,424
                                                                -------         -------
   Total current assets....................................      48,057          49,110

Property, plant, and equipment.............................      36,888          36,192
Loans receivable from Saturn Housing, LLC..................       3,156           2,634
Other assets...............................................       2,587           1,797
                                                                -------         -------
   Total assets............................................     $90,688         $89,733
                                                                =======         =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY


Trade accounts payable.....................................     $12,386         $18,628
Accrued liabilities........................................      33,358          28,851
Current portion of long-term debt..........................         710             710
                                                                -------         -------
   Total current liabilities...............................      46,454          48,189

Deferred income taxes......................................       2,751           2,751
Long-term debt.............................................         363             684
                                                                -------         -------
   Total liabilities.......................................      49,568          51,624

Shareholders' equity:
 Common shares, no par value, 10,000,000 shares authorized,
  3,743,685 shares issued and outstanding in September
  and June 1996............................................       7,921           7,921
 Retained earnings.........................................      33,199          30,188
                                                                -------         -------
   Total shareholders' equity..............................      41,120          38,109
                                                                -------         -------

   Total liabilities and shareholders' equity..............     $90,688         $89,733
                                                                =======         =======





        See accompanying notes to condensed consolidated financial statements.

                   SCHULT HOMES CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
                                  (UNAUDITED)


                                         THREE MONTHS ENDED
                                   SEPT. 28, 1996  SEPT. 30, 1995
                                   --------------  --------------
Net sales........................    $   93,027      $   80,482
Cost of goods sold...............        72,510          64,062
                                     ----------      ----------
   Gross profit..................        20,517          16,420

Selling, general, and
 administrative expenses.........        15,149          13,144
                                     ----------      ----------
   Operating income..............         5,368           3,276

Interest income..................           126               7
Other income.....................             5               6
Interest expense.................           (27)            (54)
                                     ----------      ----------
   Income before income taxes....         5,472           3,235

Income taxes:
 Federal.........................         1,672             994
 State...........................           602             356
                                     ----------      ----------

   Net income....................    $    3,198      $    1,885
                                     ==========      ==========

PER SHARE DATA: (note 2)
----------------------------

Net income per common share......    $     0.85      $     0.50

Dividends paid per common share..    $     0.05      $     0.04

Average shares outstanding.......     3,748,812       3,740,905




        See accompanying notes to condensed consolidated financial statements.

                   SCHULT HOMES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                        SEPT. 28, SEPT. 30,
                                                          1996      1995
                                                       ---------  ---------

Cash flows from operating activities:
 Net income..........................................   $ 3,198    $ 1,885
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation of plant and equipment...............       943        858
   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable.......     2,790       (981)
    (Increase) decrease in inventories...............      (112)     1,314
    (Increase) decrease in other assets..............      (790)       332
    Increase (decrease) in trade accounts payable....    (6,242)    (2,923)
    Increase in accrued liabilities..................     4,507      2,782
                                                        -------    -------
      Total adjustments..............................     1,096      1,382
                                                        -------    -------
Net cash provided by operating activities............     4,294      3,267


Cash flows from investing activities:
  Capital expenditures, net of retirements...........    (1,639)      (641)
  Loans to Saturn Housing, LLC.......................      (522)       (28)
                                                        -------    -------
Net cash used in investing activities................    (2,161)      (669)
                                                        -------    -------


Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit...         -     (2,300)
  Repayment of long-term debt........................      (321)      (253)
  Payment for repurchased shares.....................         -       (165)
  Dividends declared to common shareholders..........      (187)      (149)
                                                        -------    -------
Net cash provided by (used in) financing activities..      (508)    (2,867)
                                                        -------    -------


Net increase (decrease) in cash......................     1,625       (269)
Cash at beginning of the quarter.....................     9,033      4,566
                                                        -------    -------
Cash at end of the quarter...........................   $10,658    $ 4,297
                                                        =======    =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest...........................................   $    27    $    94
  Income taxes.......................................   $ 1,319    $   569

        See accompanying notes to condensed consolidated financial statements.

                   SCHULT HOMES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) INVENTORIES
    The components of inventories are as follows:

                              SEPT. 28,       JUNE 29,
                                1996            1996
                              --------        --------
                               (thousands of dollars)

    Raw material...........    $12,069        $12,524
    Work in process........      2,360          2,247
    Finished goods.........      1,998          1,544
                               -------        -------
       Total...............    $16,427        $16,315
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

                                                    PERCENTAGE OF NET SALES
                                                      THREE MONTHS ENDED
                                                      SEPT. 28,  SEPT. 30,
                                                        1996       1995
                                                      ---------  ---------
  Net sales...................................         100.0%     100.0%
  Cost of goods sold..........................          77.9       79.6
                                                       -----      -----
     Gross profit.............................          22.1       20.4
  Selling, general & administrative expenses..          16.3       16.3
                                                       -----      -----
     Operating income ........................           5.8        4.1
  Interest and other income...................           0.1        0.0
  Interest expense............................          (0.0)      (0.1)
                                                       -----      -----
     Income before income taxes...............           5.9        4.0
  Income taxes................................           2.5        1.7
                                                       -----      -----
     Net income ..............................           3.4        2.3
                                                       =====      =====


         THREE MONTHS ENDED SEPTEMBER 28, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995. Net Sales in the first quarter of fiscal 1997 were $93.0 million, an increase of 15.6% from sales of $80.5 in the first quarter of fiscal 1996. This was a record sales quarter for the Company. This increase was due to utilization of our plant expansions and strong market conditions, combined with a broader product line offering in certain regions. We believe we can continue to increase our sales during the second quarter compared to last year, if strong market conditions continue. The average selling price per section increased by 0.8% from the same time a year earlier. Total sections sold in the first quarter of fiscal 1997 were 4,418, an increase of 567 sections (14.7%) from the prior year period. Multi-section homes represented 68.5% of the homes sold during the first quarter of fiscal 1997, compared to 60.8% in fiscal 1996.
         Cost of Goods Sold in the first quarter of fiscal 1997 was $72.5 million, which represented an increase of 13.2% from the first quarter of fiscal 1996, reflecting our increase in sales. Cost of goods sold as a percentage of net sales decreased from 79.6% in fiscal 1996 to 77.9% in fiscal 1997. This percentage decrease in cost of goods sold was due primarily to decreased labor and material costs. The percentage decrease in labor was due to plant expansions becoming more efficient, along with results from the Company's margin improvement initiatives. Material costs decreased as a result of improved corporate purchasing procedures. The decrease in material costs will depend on market conditions by region, and labor costs will stabilize.
         Selling, General, and Administrative Expenses for the first quarter of fiscal 1997 were $15.1 million, which represented an increase of $2.0 million (15.3%) from fiscal 1996. As a percentage of net sales, these expenses remained the same at 16.3% of net sales when compared to the prior year period.
         The Company earned an operating income of $5.4 million in the first quarter of fiscal 1997 or 5.8% of net sales. This compares to an operating income of $3.3 million or 4.1% of net sales in the prior year period.
         Interest and other income contributed $131,000 to earnings in the first quarter of fiscal 1997, compared to $13,000 in the first quarter of fiscal 1996. This was due to the increase in cash flow available for investments. Interest expense for the first quarter of fiscal 1997 was $27,000, compared to $54,000 in the first quarter of fiscal 1996.
         Net income in the current quarter was a record $3.2 million ($0.85 per common share), compared to a net income of $1.9 million ($0.50 per common share) in the first quarter of fiscal 1996. We believe our earnings for the second quarter will be greater than second quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
         At the end of the current quarter, the Company had no outstanding borrowings under its credit facility which remained unchanged from the balance at June 29, 1996. At the end of the quarter, total long-term debt was $363,000, a decrease of $321,000 compared to the balance at June 29, 1996.
         The Company's unsecured credit facility expiring January 31, 1997 permits borrowings of up to $10,000,000. The Company has access to additional bank financing up to $4,000,000 for seasonal use, if needed.
         Capital expenditures for the first quarter of fiscal 1997 were $1,639,000, compared to $641,000 from the prior year period. The announced $6,000,000 expansion in Buckeye, Arizona should bring capital expenditures for fiscal 1997 to $12,800,000.
         The Company expects that funds generated from operations combined with funds available under long-term secured financing arrangements and its revolving credit facility, will be adequate to support its capital expenditure needs and required debt amortization.

RISK FACTORS
         Forward-looking statements are made only as of the date made, based upon factors known to management at the time. We are aware that material prices may increase, and have assumed that we will have no undue difficulty passing on those costs without adversely affecting sales. We have also assumed that employee relations continue to be favorable, that orders on hand are not canceled by dealers, and that no unusual workers' compensation or other legal claim adversely affects the corporation. In the short term, weather factors are often more significant in winter, and may severely restrict shipment and manufacture of houses. General economic conditions and consumer uncertainty or lack of confidence may result in delayed purchases of homes. A number of economists have predicted rising interest rates after the elections, which may adversely affect financing and sales. The Company has assumed that the current generation of retirees and the emerging generation of retirees will have the same interest in purchasing manufactured homes, an assumption which has not yet been tested and may not be appropriate. We are aware that unpredictable events can and do occur and cannot assure anyone that adverse events will not take place. The manufacture and sales of housing is a complex and difficult business, with many unforeseen events and conditions beyond the control of manufacturers. We do not intend to update statements made in this report.

PART II. OTHER INFORMATION
         None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SCHULT HOMES CORPORATION
                                           -----------------------------------
                                                          (Registrant)


                                           By:
                                               -------------------------------
                                                    Fred A. Greenawalt
                                                  Chief Accounting Officer


                                           By:
                                               -------------------------------
                                                      Walter E. Wells
                                           Chief Executive Officer & President


Date: November 8, 1996