Form 10-Q
period 1996-12-28
SCHULT HOMES CORP
filed 1997-02-11
CIK 803349

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 28, 1996              Commission File Number  0-15506


                            Schult Homes Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Indiana                                         35-1608892
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



               221 U.S. 20 West, Middlebury, Indiana      46540
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


                YES   XX                      NO
                    ------                        ------


The number of common shares outstanding, as of December 28, 1996 was 3,740,232.

                            SCHULT HOMES CORPORATION
                                   FORM 10-Q

                         PERIOD ENDED DECEMBER 28, 1996


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

         Item 2.  Changes in Securities

         Item 3.  Defaults upon Senior Securities --- Inapplicable

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information --- Inapplicable

         Item 6.  Exhibits and Reports on Form 8-K
                          (a) Inapplicable
                          (b) There were no reports on Form 8-K filed for the
                              three month period ended December 28, 1996.

                   SCHULT HOMES CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 28, 1996 AND JUNE 29, 1996
                                     ASSETS

                                                               DEC. 28, 1996  JUNE 29, 1996
                                                              --------------  -------------
                                                                (unaudited)     (audited)
                                                                 (thousands of dollars)
Cash ......................................................     $ 8,768         $ 9,033
Accounts receivable, less allowance for doubtful accounts
 of $65 in December 1996 and June 1996.....................      13,144          18,338
Inventories (note 1).......................................      18,281          16,315
Deferred income taxes......................................       5,424           5,424
                                                                -------         -------
   Total current assets....................................      45,617          49,110

Property, plant, and equipment.............................      37,937          36,192
Loans receivable from Saturn Housing, LLC..................       4,049           2,634
Other assets...............................................       2,198           1,797
                                                                -------         -------
   Total assets............................................     $89,801         $89,733
                                                                =======         =======


                                     LIABILITIES AND SHAREHOLDERS' EQUITY


Trade accounts payable.....................................     $ 8,005         $18,628
Accrued liabilities........................................      35,434          28,851
Current portion of long-term debt..........................         274             710
                                                                -------         -------
   Total current liabilities...............................      43,713          48,189

Deferred income taxes......................................       2,751           2,751
Long-term debt.............................................         625             684
                                                                -------         -------
   Total liabilities.......................................      47,089          51,624

Shareholders' equity:
 Common shares, no par value, 10,000,000 shares authorized,
  3,740,232 shares issued and outstanding in December and
  3,743,685 in June 1996...................................       7,934           7,921
 Retained earnings.........................................      34,778          30,188
                                                                -------         -------
   Total shareholders' equity..............................      42,712          38,109
                                                                -------         -------

   Total liabilities and shareholders' equity..............     $89,801         $89,733
                                                                =======         =======





     See accompanying notes to condensed consolidated financial statements.

                   SCHULT HOMES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
                                  (UNAUDITED)


                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                 DEC. 28, 1996  DEC. 30, 1995  DEC. 28, 1996  DEC. 30, 1995
                                 -------------  -------------  -------------  -------------
Net sales........................   $ 85,640      $ 73,295        $178,667       $153,777
Cost of goods sold...............     68,197        58,944         140,707        123,006
                                    --------      --------        --------       --------
   Gross profit..................     17,443        14,351          37,960         30,771
Selling, general, and
 administrative expenses.........     14,626        12,429          29,775         25,573
                                    --------      --------        --------       --------
   Operating income..............      2,817         1,922           8,185          5,198

Interest income..................        225           128             352            135
Other income.....................         15             6              20             12
Interest expense.................        (14)          (35)            (41)           (89)
                                    --------      --------        --------       --------
   Income before income taxes....      3,043         2,021           8,516          5,256

Income taxes:
 Federal.........................        942           631           2,615          1,625
 State...........................        335           222             937            578
                                    --------      --------        --------       --------

   Net income....................   $  1,766      $  1,168        $  4,964       $  3,053
                                    ========      ========        ========       ========

PER SHARE DATA: (note 2)
----------------------------

Net income per common share......   $   0.47      $   0.31        $   1.32       $   0.81

Dividends paid per common share..   $   0.05      $   0.04        $   0.10       $   0.08

Average shares outstanding.......  3,743,444     3,736,332       3,743,978      3,738,970





     See accompanying notes to condensed consolidated financial statements.

                   SCHULT HOMES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     DEC. 28,  DEC. 30,   DEC. 28,  DEC. 30,
                                                       1996      1995       1996      1995
                                                     --------  --------   --------  -------
Cash flows from operating activities:
 Net income..........................................$ 1,766   $ 1,168    $ 4,964   $ 3,053
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation of plant and equipment...............    933       858      1,876     1,716
   Changes in assets and liabilities:
    Decrease in accounts receivable..................  2,404     6,665      5,194     5,684
    (Increase) in inventories........................ (1,854)   (1,755)    (1,966)     (440)
    (Increase) decrease in other assets..............    389        (3)      (401)      280
    (Decrease) in trade accounts payable............. (4,381)   (5,114)   (10,623)   (8,038)
    Increase in accrued liabilities..................  2,076     1,460      6,583     4,292
                                                     -------   -------    -------   -------
      Total adjustments..............................   (433)    2,111        663     3,494
                                                     -------   -------    -------   -------
Net cash provided by operating activities............  1,333     3,279      5,627     6,547



Cash flows from investing activities:
 Capital expenditures, net of retirements............ (1,982)   (1,048)    (3,621)   (1,689)
 Loans to Saturn Housing, LLC........................   (893)   (1,713)    (1,415)   (1,742)
                                                      ------     -----     ------    -------
Net cash used in investing activities................ (2,875)   (2,761)    (5,036)   (3,431)


Cash flows from financing activities:
 Net borrowings (repayments) under line-of-credit....      -         -          -    (2,300)
 Repayment of long-term debt.........................   (174)     (245)      (495)     (498)
 Proceeds from issuance of common stock..............     13        11         13        11
 Payment for repurchased shares......................      -         -          -      (165)
 Dividends declared to common shareholders...........   (187)     (149)      (374)     (298)
                                                     -------   -------    -------   -------
Net cash used in financing activities................   (348)     (383)      (856)   (3,250)


Net increase (decrease) in cash...................... (1,890)      135       (265)     (134)
Cash at beginning of the quarter..................... 10,658     4,297      9,033     4,566
                                                     -------   -------    -------   -------
Cash at end of the quarter...........................$ 8,768   $ 4,432    $ 8,768   $ 4,432
                                                     =======   =======    =======   =======


Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest...........................................$    14   $    44    $    41   $   138
  Income taxes.......................................$ 3,648   $ 2,409    $ 4,967   $ 2,978





     See accompanying notes to condensed consolidated financial statements.

                   SCHULT HOMES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) INVENTORIES
    The components of inventories are as follows:

                               DEC. 28,       JUNE 29,
                                1996           1996
                              --------        -------
                               (thousands of dollars)
    Raw material...........    $13,299        $12,524
    Work in process........      2,129          2,247
    Finished goods.........      2,853          1,544
                               -------        -------
       Total...............    $18,281        $16,315
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
         The following table sets forth selected items of the Company's statement of operations as a percentage of net sales for the periods indicated.

                                                  PERCENTAGE OF NET SALES
                                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                            ------------------  ------------------
                                            DEC 28,   DEC 30,   DEC 28,   DEC 30,
                                             1996     1995       1996     1995
                                            -------  -------    -------  -------
  Net sales................................. 100.0%   100.0%     100.0%   100.0%
  Cost of goods sold........................  79.6     80.4       78.7     80.0
                                             -----    -----      -----    -----
     Gross profit...........................  20.4     19.6       21.3     20.0
  Selling, general & administrative expenses  17.1     17.0       16.7     16.6
                                             -----    -----      -----    -----
     Operating income ......................   3.3      2.6        4.6      3.4
  Interest and other income.................   0.3      0.2        0.2      0.1
  Interest expense..........................  (0.0)    (0.0)      (0.0)    (0.1)
                                             -----    -----      -----    -----
     Pre-tax income.........................   3.6      2.8        4.8      3.4
  Income taxes..............................   1.5      1.2        2.0      1.4
                                             -----    -----      -----    -----
     Net income ............................   2.1      1.6        2.8      2.0
                                             =====    =====      =====    =====

         THREE MONTHS ENDED DECEMBER 28, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 30, 1995. Net Sales in the second quarter of fiscal 1997 were $85.6 million, an increase of 16.8% from sales of $73.3 million in the second quarter of fiscal 1996. This was a record second quarter for the Company. This increase was due to utilization of our plant expansions and strong market conditions, combined with a broader product line offering in certain regions. Although sales are difficult to predict in the third quarter due to the impact of weather conditions on sales and shipments, we believe we can increase our sales during the third quarter compared to last year, if strong market conditions continue. The average selling price per section increased by 0.8% from the same time a year earlier. Total sections sold in the second quarter of fiscal 1997 were 4,128, an increase of 568 sections (16.0%) from the prior year period. Multi-section homes represented 69.4% of the homes sold during the second quarter of fiscal 1997, compared to 62.8% in fiscal 1996. The Company is uncertain whether the increased proportional sales of multi-section homes will continue because it is subject to regional preferences and economic conditions.
         Cost of Goods Sold in the second quarter of fiscal 1997 was $68.2 million, which represented an increase of $9.3 million (15.7%) from the second quarter of fiscal 1996, reflecting our increase in sales. Cost of goods sold as a percentage of net sales decreased from 80.4% in fiscal 1996 to 79.6% in fiscal 1997. This decrease in cost of goods sold as a percent of sales was due primarily to decreased material costs. Material costs decreased as a result of improved corporate purchasing procedures. The decrease in material costs as a percent of sales will depend on market conditions by region.
         Selling, General, and Administrative Expenses for the second quarter of fiscal 1997 were $14.6 million, which represented an increase of $2.2 million (17.7%) from fiscal 1996. As a percentage of net sales, these expenses increased to 17.1% from 17.0% in the prior year period. Warranty costs as a percent of sales decreased from the prior year period, however this was offset by higher corporate expenses including training and Total Quality Management costs.
         The Company earned an operating income of $2.8 million in the second quarter of fiscal 1997 or 3.3% of net sales. This compares to an operating income of $1.9 million or 2.6% of net sales in the prior year period.
         Interest and other income contributed $240,000 to earnings in the second quarter of fiscal 1997, compared to $134,000 in the prior year period. This 79.1% increase is the result of larger earnings available for investment. We don't expect this to continue due to utilization of cash for capital expenditures.
         Pre-tax income for the second quarter of fiscal 1997 was $3.0 million compared to $2.0 million in the prior year period. Net income in the second quarter of fiscal 1997 was a record second quarter of $1.8 million ($0.47 per common share), compared to a net income of $1.2 million ($0.31 per common share) in the second quarter of fiscal 1996. We are uncertain whether this 51.2% increase in earning will continue.
         SIX MONTHS ENDED DECEMBER 28, 1996 COMPARED TO SIX MONTHS ENDED DECEMBER 30, 1995. Net Sales in the first six months of fiscal 1997 were $178.7 million, which represented an increase of $24.9 million (16.2%) from the first six months of fiscal 1996. Again, this increase was due to utilization of our plant expansions and strong market conditions, combined with a broader product line offering in certain regions. The average selling price per section increased by 0.8% from the same time a year earlier. Total sections sold in the first six months of fiscal 1997 were 8,546, an increase of 1,135 sections (15.3%) from the prior year period. Multi-section homes represented 68.9% of the homes sold during the first six months of fiscal 1997, compared to 61.7% in fiscal 1996. The Company is uncertain whether the increased proportional sales of multi-section homes will continue because it is subject to regional preferences and economic conditions.
         Cost of Goods Sold in the first six months of fiscal 1997 was $140.7 million, which represented an increase of $17.7 million (14.4%) from the first six months of fiscal 1996. Cost of goods sold as a percentage of net sales decreased from 80.0% in fiscal 1996 to 78.7% in fiscal 1997. This decrease was due primarily to decreased material costs. Again, the decrease in material costs as a percent of sales was a result of improved corporate purchasing procedures.
         Selling, General, and Administrative Expenses for the first six months of fiscal 1997 were $29.8 million, which represented an increase of $4.2 million (16.4%) from fiscal 1996. As a percentage of net sales, these expenses increased to 16.7% from 16.6% in the prior year period. Again, warranty costs as a percent of sales decreased from the prior year period, however this was offset by higher dealer volume rebates and corporate expenses including training and Total Quality Management costs.
         The Company earned an operating income of $8.2 million in the first six months of fiscal 1997 or 4.6% of net sales. This compares to an operating income of $5.2 million or 3.4% of net sales in the prior year period.
         Interest and other income contributed $372,000 to earnings in the first six months of fiscal 1997, compared to $147,000 in the prior year period. This increase is the result of larger earnings available for investment. We don't expect this to continue at such a high rate due to utilization of cash for capital expenditures.
         Pre-tax income for the first six months of fiscal 1997 was $8.5 million compared to $5.3 million in the prior year period. Net income in the first six months of fiscal 1997 was $5.0 million ($1.32 per common share), compared to a net income of $3.1 million ($0.81 per common share) in the first six months of fiscal 1996. We are uncertain whether this increase in earning will continue.

LIQUIDITY AND CAPITAL RESOURCES
         At the end of the current quarter, the Company had no outstanding borrowings under its credit facility, which remained unchanged from the balance at June 29, 1996. At the end of the quarter, total long-term debt was $625,000, a decrease of $59,000 compared to the balance at June 29, 1996. The Company's unsecured credit facility expiring January 31, 2000 permits borrowings of up to $10,000,000.
         Capital expenditures for the first six months of fiscal 1997 were $3,621,000, compared to $1,689,000 from the prior year period.
         The Company expects that funds generated from operations combined with funds available under long-term secured financing arrangements and its revolving credit facility will be adequate to support its capital expenditure needs and required debt amortization.

RISK FACTORS
         Forward-looking statements are made only as of the date made, based upon factors known to management at the time. We are aware that materials prices may increase, and have assumed that we will have no undue difficulty passing on those costs without adversely affecting sales. We have also assumed that employee relations continue to be favorable, that orders on hand are not canceled by dealers, and that no unusual workers' compensation or other legal claim adversely affects the corporation. In the short term, weather factors are often more significant in winter, and may severely restrict shipment and manufacture of houses. New housing starts have declined recently, and Schult is experiencing soft markets in certain regions along with the rest of the industry. Rising interest rates may adversely affect financing and sales, and uncertainty about rates continues. The Company has assumed that the current generation of retirees and the emerging generation of retirees will have the same interest in purchasing manufactured homes, an assumption which has not yet been tested and may not be appropriate. We are aware that unpredictable events can and do occur and cannot assure anyone that adverse events will not take place. The manufacture and sale of housing is a complex and difficult business, with many unforeseen events and conditions beyond the control of manufacturers. We do not intend to update statements made in this report.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         On January 23, 1997, the Company announced a six-for-five stock split. The additional shares will be distributed on February 28, 1997 to shareholders of record as of the close of business on February 14, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 24, 1996, the annual meeting of shareholders was held. Directors elected were Walter E. Wells, Ervin L. Bontrager, Francis M. Kennard, Robert J. Deputy, John P. Guequierre, Todd Goodwin and Donald R. Pletcher. The shareholders also approved the 1996 Directors' Deferred Compensation Plan.





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SCHULT HOMES CORPORATION
                                         ---------------------------------------
                                                      (Registrant)


                                         By:
                                             -----------------------------------
                                                     Fred A. Greenawalt
                                                  Chief Accounting Officer


                                         By:
                                             -----------------------------------
                                                       Walter E. Wells
                                             Chief Executive Officer & President


Date: February 11, 1997