Form 10-Q
period 1997-03-29
SCHULT HOMES CORP
filed 1997-05-12
CIK 803349

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



    For Quarter Ended March 29, 1997      Commission File Number  0-15506


                            Schult Homes Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




         Indiana                                          35-1608892
--------------------------------           -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)




                221 U.S. 20 West, Middlebury, Indiana      46540
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


  The number of common shares outstanding, as of March 29, 1997 was 4,488,149.

                            SCHULT HOMES CORPORATION
                                   FORM 10-Q

                          PERIOD ENDED MARCH 29, 1997


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

     Item 2.  Changes in Securities

     Item 3.  Defaults upon Senior Securities --- Inapplicable

     Item 4.  Submission of Matters to a Vote of Security Holders ---
              Inapplicable

     Item 5.  Other Information --- Inapplicable

     Item 6.  Exhibits and Reports on Form 8-K
              (a) Inapplicable
              (b) There were no reports on Form 8-K filed for the three month period ended March 29, 1997.

                   SCHULT HOMES CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 29, 1997 AND JUNE 29, 1996

                                     ASSETS

                                                     MAR. 29, 1997 JUNE 29, 1996
                                                     ------------- -------------
                                                      (unaudited)     (audited)
                                                       (thousands of dollars)

Cash .................................................. $ 1,708      $ 9,033
Accounts receivable, less allowance for doubtful
 accounts of $125 in March 1997 and $65 in June 1996...  16,767       18,338
Inventories (note 1)...................................  21,660       16,315
Deferred income taxes..................................   5,424        5,424
                                                        -------      -------
     Total current assets..............................  45,559       49,110

Property, plant, and equipment.........................  40,780       36,192
Loans recievable from Saturn Housing, LLC..............   4,075        2,634
Other assets...........................................   2,451        1,797
                                                        -------      -------
     Total assets...................................... $92,865      $89,733
                                                        =======      =======




                      LIABILITIES AND SHAREHOLDERS' EQUITY


Trade accounts payable................................. $10,239      $18,628
Accrued liabilities....................................  35,252       28,851
Current portion of long-term debt......................     145          710
                                                        -------      -------
     Total current liabilities.........................  45,636       48,189

Deferred income taxes..................................   2,751        2,751
Long-term debt.........................................     577          684
                                                        -------      -------
     Total liabilities.................................  48,964       51,624


Shareholders' equity:
 Common shares, no par value, 10,000,000 shares
 authorized, 4,488,149 shares issued and outstanding in
 March 1997 and 3,743,685 in June 1996.................   8,347        7,921
Retained earnings......................................  35,554       30,188
                                                        -------      -------
     Total shareholders' equity........................  43,901       38,109
                                                        -------      -------

     Total liabilities and shareholders' equity........ $92,865      $89,733
                                                        =======      =======




     See accompanying notes to condensed consolidated financial statements.

                   SCHULT HOMES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
                               (UNAUDITED)


<CAPTIOM>
                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                MAR. 29, 1997  MAR. 30, 1996   MAR. 29, 1997  MAR. 30, 1996
                                -------------  -------------   -------------  -------------
Net sales...................       $75,109         $71,656        $253,776       $225,434
Cost of goods sold..........        60,275          57,299         200,982        180,305
                                   -------         -------        --------       --------
 Gross profit...............        14,834          14,357         52,794         45,129
Selling, general, and
 administrative expenses....        13,310          13,030         43,085         38,604
                                   -------         -------        --------       --------

  Operating income..........         1,524           1,327          9,709          6,525

Interest income.............           212             136            563            271
Other income................             7               7             27             18
Interest expense............            (9)            (37)           (50)          (126)
                                   -------         -------        --------       --------

  Income before income taxes         1,734           1,433         10,249          6,688

Income taxes:
  Federal...................           539             446          3,154          2,071
  State.....................           191             158          1,127            736
                                   -------         -------        --------       --------

   Net income...............        $1,004            $829         $5,968         $3,881
                                   =======         =======         ======         ======

PER SHARE DATA: (note 2)

Net income per common share.         $0.22           $0.18          $1.32          $0.86

Dividends paid per common
  share.....................         $0.06           $0.05          $0.16          $0.13

Average shares outstanding..     4,548,633       4,495,941      4,508,916      4,491,680




     See accompanying notes to condensed consolidated financial statements.

                   SCHULT HOMES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                  (unaudited)


                                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                                           MAR. 29,  MAR. 30,   MAR. 29,  MAR. 30,
                                                             1997      1996       1997      1996
                                                         ---------- ---------  ---------- --------
Cash flows from operating activities:
 Net income..........................................       $ 1,004   $   829     $ 5,968  $ 3,881
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation of plant and equipment...............           991       864       2,867    2,580
   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable.......        (3,623)   (7,393)      1,572   (1,709)
    (Increase) in inventories........................        (3,379)     (594)     (5,345)  (1,034)
    (Increase) in other assets.......................          (252)     (355)       (655)     (75)
    Increase (decrease) in trade accounts payable....         2,233     3,313      (8,389)  (4,725)
    Increase (decrease) in accrued liabilities.......          (182)    2,238       6,401    6,519
                                                             ------    ------      ------   ------
      Total adjustments..............................        (4,212)   (1,927)     (3,549)   1,556
                                                             ------    ------      ------   ------

Net cash (used in) provided by operating activities..        (3,208)   (1,098)      2,419    5,437


Cash flows from investing activities:
 Capital expenditures, net of retirements............        (3,834)   (1,058)     (7,455)  (2,747)
  Loans to Saturn Housing, LLC.......................           (26)   (1,278)     (1,441)  (3,019)
                                                             ------    ------      ------   ------

Net cash used in investing activities................        (3,860)   (2,336)     (8,896)  (5,766)


Cash flows from financing activities:
 Net repayments under line-of-credit.................             -         -           -   (2,300)
 Repayment of long-term debt.........................          (177)     (253)       (672)    (751)
 Proceeds from issuance of common stock..............           413       179         426      201
 Payment for repurchased shares......................             -         -           -     (165)
 Dividends declared to common shareholders...........          (228)     (187)       (602)    (485)
                                                             ------    ------      ------   ------

Net cash provided by (used in) financing activities..             8      (261)       (848)  (3,500)

Net (decrease) in cash...............................        (7,060)   (3,695)     (7,325)  (3,829)
Cash at beginning of the quarter.....................         8,768     4,432       9,033    4,566
                                                             ------    ------      ------   ------

Cash at end of the quarter...........................       $ 1,708      $737     $ 1,708  $   737
                                                            =======    ======     =======  =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest...........................................        $    14   $    37     $    54  $   164
 Income taxes.......................................        $ 1,557   $   989     $ 6,524  $ 2,992







     See accompanying notes to condensed consolidated financial statements.

                   SCHULT HOMES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) INVENTORIES
    The components of inventories are as follows:

                                MAR. 29,       JUNE 29,
                                 1997           1996
                                --------       --------
                                (thousands of dollars)

     Raw material...........    $14,892        $12,524
     Work in process........      2,280          2,247
     Finished goods.........      4,488          1,544
                                -------        -------
        Total...............    $21,660        $16,315
                                =======        =======



(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     NET EARNINGS PER COMMON SHARE
     Net earnings per common share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. Net earnings per common share have been restated to reflect the Company's six-for-five stock split on February 28, 1997.

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


                                                PERCENTAGE OF NET SALES
                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                           MAR 29,  MAR 30,    MAR 29,  MAR 30,
                                            1997     1996       1997     1996
                                          --------  -------   --------  -------
Net sales................................. 100.0%   100.0%     100.0%   100.0%
Cost of goods sold........................  80.3     80.0       79.2     80.0
                                          --------  -------   --------  -------
   Gross profit...........................  19.7     20.0       20.8     20.0
Selling, general & administrative expenses  17.7     18.2       17.0     17.1
                                          --------  -------   --------  -------
   Operating income ......................   2.0      1.8        3.8      2.9
Interest and other income.................   0.3      0.2        0.2      0.1
Interest expense..........................  (0.0)    (0.0)      (0.0)    (0.1)
                                          --------  -------   --------  -------
   Pre-tax income.........................   2.3      2.0        4.0      2.9
Income taxes..............................   1.0      0.8        1.6      1.2
                                          --------  -------   --------  -------
   Net income ............................   1.3      1.2        2.4      1.7
                                          ========  =======   ========  =======



     THREE MONTHS ENDED MARCH 29, 1997 COMPARED TO THREE MONTHS ENDED MARCH 30, 1996. Net Sales in the third quarter of fiscal 1997 were $75.1 million, an increase of 4.8% from sales of $71.7 million in the third quarter of fiscal 1996. This was a record third quarter for the

Company. This increase was due to utilization of our plant expansions and continued strong demand for manufactured housing nationwide. We believe we can increase our sales during the fourth quarter compared to last year, if strong market conditions continue. The average selling price per section increased by 1.6% from the same time a year earlier. Total sections sold in the third quarter of fiscal 1997 were 3,630, an increase of 113 sections (3.2%) from the prior year period. Multi-section homes represented 64.7% of the homes sold during the third quarter of fiscal 1997, compared to 60.9% in fiscal 1996. The Company is uncertain whether the increased proportional sales of multi-section homes will continue because it is subject to regional preferences and economic conditions.
     Cost of Goods Sold in the third quarter of fiscal 1997 was $60.3 million, which represented an increase of $3.0 million (5.2%) from the third quarter of fiscal 1996, reflecting our increase in sales. Cost of goods sold as a percentage of net sales remained relatively unchanged at 80.3% in fiscal 1997 compared to 80.0% in fiscal 1996.
     Selling, General, and Administrative Expenses for the third quarter of fiscal 1997 were $13.3 million, which represented an increase of $0.3 million (2.1%) from fiscal 1996. As a percentage of net sales, these expenses decreased to 17.7% from 18.2% in the prior year period. This decrease was due to decreased warranty costs and dealer volume rebates as a percent of sales from the prior year period. We believe warranty costs as a percent of sales will remain at its reduced level for the next quarter as we improve our quality and efficiency at our operation divisions.
     The Company earned an operating income of $1.5 million in the third quarter of fiscal 1997 or 2.0% of net sales. This compares to an operating income of $1.3 million or 1.8% of net sales in the prior year period.
     Interest and other income contributed $219,000 to earnings in the third quarter of fiscal 1997, compared to $143,000 in the prior year period. This 53.1% increase is the result of larger earnings available for investment. We don't expect this to continue due to utilization of cash for capital expenditures.
     Pre-tax income for the third quarter of fiscal 1997 was $1.7 million compared to $1.4 million in the prior year period. Net income in the third quarter of fiscal 1997 was a record third quarter of $1.0 million ($0.22 per common share), compared to a net income of $0.8 million ($0.18 per common share) in the third quarter of fiscal 1996. Assuming demand for manufactured housing remains strong, we expect profits in the fourth quarter to be at least as favorable as the prior year's quarter.
     NINE MONTHS ENDED MARCH 29, 1997 COMPARED TO NINE MONTHS ENDED MARCH 30, 1996. Net Sales in the first nine months of fiscal 1997 were $253.8 million, which represented an increase of $28.3 million (12.6%) from the first nine months of fiscal 1996. Again, this increase was due to utilization of our plant expansions and strong market conditions, combined with a broader product line offering in certain regions. The average selling price per section increased by 1.0% from the same time a year earlier. Total sections sold in the first nine months of fiscal 1997 were 12,176, an increase of 1,248 sections (11.4%) from the prior year period. Multi-section homes represented 67.7% of the homes sold during the first nine months of fiscal 1997, compared to 61.5% in fiscal 1996. The Company is uncertain whether the increased proportional sales of multi-section homes will continue because it is subject to regional preferences and economic conditions.
     Cost of Goods Sold in the first nine months of fiscal 1997 was $201.0 million, which represented an increase of $20.7 million (11.5%) from the first nine months of fiscal 1996. Cost of goods sold as a percentage of net sales decreased from 80.0% in fiscal 1996 to 79.2% in fiscal 1997. This decrease was due primarily to decreased material costs. The decrease in material costs as a percent of sales was a result of improved corporate purchasing procedures. Future material costs as a percent of sales will depend on market conditions by region.

     Selling, General, and Administrative Expenses for the first nine months of fiscal 1997 were $43.1 million, which represented an increase of $4.5 million (11.6%) from fiscal 1996. As a percentage of net sales, these expenses remained relatively unchanged at 17.0% compared to 17.1% in the prior year period. Warranty costs as a percent of sales decreased from the prior year period, however this was offset by higher corporate expenses including training and Total Quality Management costs.
     The Company earned an operating income of $9.7 million in the first nine months of fiscal 1997 or 3.8% of net sales. This compares to an operating income of $6.5 million or 2.9% of net sales in the prior year period.
     Interest and other income contributed $590,000 to earnings in the first nine months of fiscal 1997, compared to $289,000 in the prior year period. This increase is the result of larger earnings available for investment. We don't expect this to continue at such a high rate due to utilization of cash for capital expenditures.
     Pre-tax income for the first nine months of fiscal 1997 was $10.2 million compared to $6.7 million in the prior year period. Net income in the first nine months of fiscal 1997 was $6.0 million ($1.32 per common share), compared to a net income of $3.9 million ($0.86 per common share) in the first nine months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
     At the end of the current quarter, the Company had no outstanding borrowings under its credit facility, which remained unchanged from the balance at June 29, 1996. At the end of the quarter, total long-term debt was $577,000, a decrease of $107,000 compared to the balance at June 29, 1996. The Company's unsecured credit facility expiring January 31, 2000 permits borrowings of up to $10,000,000.
     Capital expenditures for the first nine months of fiscal 1997 were $7,455,000, compared to $2,747,000 from the prior year period. This increase is due to a plant expansion at our Buckeye, Arizona facility. In addition, plant expansions have been approved for our Navasota, Texas and Etna Green, Indiana facilities. When fully utilized, these expansions should give us $90 million of additional manufacturing capacity annually.
     The Company expects that funds generated from operations combined with funds available under long-term secured financing arrangements and its revolving credit facility will be adequate to support its capital expenditure needs and required debt amortization.

RISK FACTORS
     Forward-looking statements are made, based upon factors known to us now. We are aware that materials prices may increase, but we have assumed that we will have no undue difficulty passing on those costs without adversely affecting sales. We have also assumed that employee relations will continue to be favorable, and that no unusual workers' compensation or other legal claim adversely affects the corporation. The Company is engaged in significant capacity expansion, and if the market declines, the fixed costs will adversely affect earnings. Rising interest rates may adversely affect financing and sales, and uncertainty about rates continues. Uncertainty in the equity markets may affect consumer confidence and home purchase plans. The Company has assumed that the current generation of retirees and the emerging generation of retirees will have the same interest in purchasing manufactured homes, an assumption which has not yet been tested and may not be appropriate. The manufacture and sale of housing is a complex and difficult business, with unforeseen events and conditions beyond our control. We do not intend to update statements made in this report.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     On February 28, 1997, the Company distributed a six-for-five stock split.







                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SCHULT HOMES CORPORATION
                                     ------------------------
                                          (Registrant)


                                     By:_____________________________
                                            Fred A. Greenawalt
                                         Chief Accounting Officer


                                     By:_____________________________
                                              Walter E. Wells
                                     Chief Executive Officer & President


Date: May 13, 1997