Form 10-K
period 1997-06-28
SCHULT HOMES CORP
filed 1997-09-26
CIK 803349

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 28, 1997 Commission file number 0-15506
                                                                    -------

                            SCHULT HOMES CORPORATION
                            ------------------------
            (Exact name of registration as specified in its charter)


                 Indiana                                            35-1608892
     -------------------------------                    ------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer Identification No.)
         Incorporation or Organization)

     P.O. Box 151, Middlebury, IN  46540                            (219) 825-5881
     ------------------------------------               ------------------------------------
    (Address of Principal Executive Offices)                   (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:


           Title of each class                                  Name of each exchange on
                                                                       which registered
         Common Shares no par value per share                           AMERICAN
        -------------------------------------                   ------------------------


Securities registered pursuant to Section 12(g) of the Act:

                                      None
 -----------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X          No
                                 ---            ---
As of September 9, 1997, the aggregate market value of the registrant's common shares held by non-affiliates was $65,781,412 (3,680,079 shares at the closing price on AMERICAN of $17 7/8). The number of shares of common shares outstanding at that date was 4,507,435 shares.


Documents Incorporated by Reference:                                    Part    Item
                                                                        ----    ----
1.  Schult Homes Corporation 1997 Annual Report to Shareholders          II     6,7,8
2.  Schult Homes Corporation Proxy Statement with respect to its
    October 23, 1997 Annual Meeting                                      III  10,11,12

                            CROSS-REFERENCE SHEET

ITEM                                                                                            PAGE
1.   Business ...............................................................................    3

2.   Properties..............................................................................    9

3.   Legal Proceedings.......................................................................   10

4.   Submission of Matters to a Vote of Security Holders.....................................   10

5.   Market for Registrant's Common Equity and Related Stockholder Matters...................   11

6.   Selected Financial Data.................................................................   12

7.   Management's Discussion and Analysis of Financial Condition and Results
     of Operations...........................................................................   12

8.   Financial Statements and Supplementary Data.............................................   12

9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure....................................................................   12

10.  Directors and Executive Officers of the Registrant......................................   12

11.  Executive Compensation..................................................................   12

12.  Security Ownership of Certain Beneficial Owners and Management..........................   12

13.  Certain Relationships and Related Transactions..........................................   13

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................   13

                                   PART I

                   SCHULT HOMES CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS

GENERAL

     Schult Homes Corporation, founded in 1934, is the country's oldest and eighth largest producer of factory built homes. The Company's factory-built homes include both homes manufactured to meet the national building code administered by the U.S. Department of Housing and Urban Development ("manufactured homes") and homes produced to meet building codes, similar to building codes applicable to site-built homes, administered by state and local authorities ("modular homes"). At June 28, 1997, the Company operated ten manufacturing facilities located in seven states. These facilities produce manufactured homes sold in 42 states. The Company's modular homes are currently produced in all ten of the Company's facilities and are sold in 29 states. The Company's manufactured homes are sold through 784 independent
dealers, 183 of which solely market the Company's modular homes.   For the
fiscal year ended June 28, 1997, modular homes accounted for 14.4% of the Company's net sales.

     The Company focuses on the middle to higher price range of the manufactured housing market and the lower to middle price range of the modular housing market. Schult's factory-built homes range in size from approximately 547 to 4,400 square feet and sell at retail, excluding land, for prices ranging from $25,000 to $250,000.

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

     Being in the right markets with the right products has produced strong sales growth for the Company. To meet customer demand in the Midwest and Southwest, the Company began expansions during fiscal 1997 at our Buckeye, Arizona and Etna Green, Indiana facilities. Those additions should come on line in fiscal 1998 and contribute to further growth.

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

     The factory-built housing industry is cyclical and affected by the availability of alternative housing such as apartments, townhouses and condominiums. In addition, interest rates, availability of financing, regional population and employment trends and general and regional economic conditions affect the sale of factory-built homes. Industry shipments during 1996 were up by 7% following a 12% increase in 1995 and a 20% increase in 1994, although the Manufactured Housing Institute reported that industry shipments during the first six months of 1997 were down by 2.9%. There are several factors driving industry growth. Mortgage interest rates, which have remained moderate over the past three years, are enabling consumers to buy homes. The relative scarcity of apartment housing makes manufactured housing an attractive alternative. Finally, more empty-nesters are choosing manufactured homes because they offer the quality and features empty-nesters require at prices that are becoming increasingly favorable as the cost of site-built homes escalates.

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

     The following table sets forth information concerning the Company's sales of multi-section homes as a percentage of the total number of factory-built homes sold by the Company:


--------------------------------------------------------
                   FISCAL YEAR ENDED
--------------------------------------------------------
June 27,  June 26,  July 2,  July 1,  June 29,  June 28,
  1992      1993     1994     1995      1996      1997
--------------------------------------------------------
 61.4%     59.7%     64.1%    65.3%    62.7%     68.1%
--------------------------------------------------------

PRODUCTS

     Schult offers both manufactured homes and modular homes in a total of 717 different floor plans. Included in the Company's modular homes are a limited number of commercial structures, primarily school rooms, produced under modular building codes. For the fiscal year ended June 28, 1997, the percentages of the Company's net sales attributable to the sale of manufactured homes and modular homes were 85.6% and 14.4%, respectively.

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

     The Company designs and manufactures a variety of manufactured homes, with a wide selection of materials, floor plans and decors, primarily for the middle to higher price segment of the market. Manufactured homes are marketed under the "Schult" and "Marlette" brands with a variety of model names, including:
Desert Manor, Supreme Value, Supreme Value Elite, Concept 2001, Classic, Horizon, Grand Villa II, Pacesetter, Chelsea II, Essex II, Premier, Presidential, Heritage, Dynasty, Residential, Westview, Desert Villa, Imperial, Smart Buy, Stanton, Value Edition, Pacifica, Lake Crest, New Generation, First Edition, and others. Many of the Company's multi-section manufactured homes have exterior design features, including asphalt shingle roofs and wood, vinyl or aluminum siding which, when complemented by on-site customizing and landscaping, result in homes similar in appearance to site-built homes.

     The Company's single-section manufactured homes range in size from 547 square feet to 1,419 square feet and sell at retail, excluding land, from $25,000 to $45,000. The Company's multi-section manufactured homes range in size from 1,056 square feet to 2,331 square feet and sell at retail, excluding land, from $30,000 to $110,000.

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

     The Company focuses on the lower to middle price segment of the modular housing market. The Company's modular homes range in size from 960 square feet to 3,355 square feet and sell at retail, excluding land, from $40,000 to $250,000.

     The Company's modular homes have design and transportation limitations similar to manufactured homes.

MANUFACTURING OPERATIONS

     The Company operates ten manufacturing facilities ranging in size from 72,500 square feet to 210,115 square feet. These facilities are located in Middlebury, Indiana (2 facilities); Etna Green, Indiana; Plainville, Kansas; Navasota, Texas; Buckeye, Arizona; Redwood Falls, Minnesota; Lewistown, Pennsylvania; Milton, Pennsylvania; and Hermiston, Oregon. Each facility produces models designed for its regional market area, but no single manufacturing facility produces all of the 717 models offered by the Company.

     The Company's products are manufactured in sections, which are individually transported to their destination by truck. The finished products may consist of one or more sections. Multi-section products, including one or two-story homes, are joined at their destination.

     The Company's manufacturing facilities generally operate one shift per day for a five-day week, and on that basis have the capacity to produce an aggregate of approximately 382 sections per week. During fiscal 1997, the average production was 322 sections per week compared to 295 during fiscal 1996 and 269 during fiscal 1995. The following table sets forth the total number of sections sold by the Company for the periods indicated:


--------------------------------------------------------
                   Fiscal Year Ended
--------------------------------------------------------
June 27,  June 26,  July 2,  July 1,  June 29,  June 28,
  1992      1993     1994     1995      1996      1997
--------------------------------------------------------
 10,140    11,505   13,071   13,973    15,349    16,748
--------------------------------------------------------

     The principal materials used in the production of the Company's homes include steel, vinyl siding, wood, wood products, shingles, gypsum wallboard, fiberglass, carpet, vinyl floor covering, fasteners and hardware items, appliances, furniture, electrical items, windows and doors. In general, materials are ordered so that they are received five days prior to the time they are incorporated into the homes. Some of the Company's facilities are in areas where a number of manufactured housing producers and suppliers are located, and these materials generally are readily available from a number of sources. No one supplier accounted for more than 5% of the Company's annual purchases in fiscal 1997.

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

     The Company does not maintain any inventory of unsold completed homes. All production is initiated against specific orders. The Company's backlog of orders for manufactured homes was $30.4 million at June 28, 1997, compared to $47.4 million at June 29, 1996. Dealer orders are subject to delays and cancellation for a variety of reasons, and the Company does not consider the order backlog to be firm orders.

SALES

     As of June 28, 1997, the Company's manufactured homes were being sold through 784 independent dealers of which 601 are authorized to sell the Company's "Schult" and "Marlette" brands of HUD code and modular homes. An additional 183 of the Company's independent manufactured home dealers are actively marketing the Company's "Crest" line of modular homes.

     The Company's largest dealer accounted for 5.99% of fiscal 1997 net sales and the ten largest dealers accounted for 23.4% of such sales. Of the top 100 dealers, 56 have sold the Company's products for over ten years and 81 for over five years.

     The Company believes the close working relationship between its regional management and the dealers they service has been an important factory in the Company's success. In light of its commitment to its dealers, the Company, unlike some of its competitors, does not operate Company-owned retail sales centers to compete with its independent dealers. In order to enable dealers to obtain retail market penetration and provide customer service and to promote dealer loyalty, only one dealer within a given local market area distributes the Company's homes. However, the Company does not have formal marketing agreements with its dealers and substantially all of the Company's dealers also sell homes of other manufacturers.

     The Company employs 48 salespersons who, through extensive road travel, maintain personal contact with the Company's independent dealers. The Company also markets its homes through product promotions tailored to specific dealer needs. In addition, the Company advertises in various media, and participates in regional manufactured housing shows. There are separate sales forces for manufactured and modular homes.

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

COMPETITION

     The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based on price (including freight costs), product features, quality, warranty repair service and the terms of dealer and retail customer financing. According to industry data, as of June 28, 1997, there were 98 firms producing manufactured homes from 313 facilities. A number of these companies are larger than the Company and possess greater financial resources. Some of these companies are strengthened and partially insulated from competitive conditions in the manufactured housing industry by virtue of substantial operations in related industries. The capital requirements of entry into the manufactured housing industry are relatively small, and both start-ups and failures are common.

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

EMPLOYEES

     On June 28, 1997, the Company had 2,563 full-time employees, of which 197 were in management, 236 were in administrative and clerical areas, 2,082 were in production, and 48 were in sales. The Company's personnel requirements are primarily for semi-skilled production labor; these employees are typically compensated on an incentive basis, based on the achievement of production goals. There are no collective bargaining agreements covering any of the Company's employees. The Company considers its employee relations to be good.


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

     The Company's manufacturing facilities are as follows:


------------------------------------------------------------------------------
                            BUILDING                                Building
     LOCATION       ACRES  SQUARE FEET       Location       Acres  Square Feet
------------------------------------------------------------------------------
Middlebury, IN #1   62.5     174,400    Milton, PA          13.0      86,800
------------------------------------------------------------------------------
Plainville, KS      29.3     149,700    Lewistown, PA       18.7     144,870
------------------------------------------------------------------------------
Navasota, TX        20.0     210,115    Hermiston, OR       40.3     206,464
------------------------------------------------------------------------------
Buckeye, AZ         44.0     72,500     Middlebury, IN  #2  18.4      93,960
------------------------------------------------------------------------------
Redwood Falls, MN   19.2     119,320    Etna Green, IN      13.2     116,182
------------------------------------------------------------------------------

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 1997.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Stock prices reflect the Company's six-for-five stock split on February 28, 1997.

     The following table sets forth the high and low closing sale price of the Common Shares as reported on the American Stock Exchange:


                                        ---------------------------
                                            HIGH           LOW
--------------------------------------------------------------------
FISCAL YEAR ENDED JULY 1, 1995
--------------------------------------------------------------------
First Quarter                           $ 12  5/8        $  10  5/16
--------------------------------------------------------------------
Second Quarter                            11  7/8            8  7/8
--------------------------------------------------------------------
Third Quarter                             10  3/4            8  1/8
--------------------------------------------------------------------
Fourth Quarter                             9 13/16           8  5/16
====================================================================
FISCAL YEAR ENDED JUNE 29, 1996
--------------------------------------------------------------------
First Quarter                           $ 12  3/16       $   9  1/16
--------------------------------------------------------------------
Second Quarter                            14 13/16          11 11/16
--------------------------------------------------------------------
Third Quarter                             15  3/16          12 13/16
--------------------------------------------------------------------
Fourth Quarter                            17  3/16          13  7/16
--------------------------------------------------------------------
FISCAL YEAR ENDED JUNE 28, 1997
--------------------------------------------------------------------
First Quarter                           $ 17  3/8        $  13  5/16
--------------------------------------------------------------------
Second Quarter                            20 15/16          16  3/4
--------------------------------------------------------------------
Third Quarter                             19  1/2           16  1/8
--------------------------------------------------------------------
Fourth Quarter                            18  1/2           15  1/2
====================================================================

On June 28, 1997, there were more than 2,000 shareholders of record of the Company's Common Shares.
On August 22, 1997, the Board of Directors authorized the purchase of up to 100,000 Common Shares on the open market, considering the sahres to be an appropriate investment.

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

ITEM 6.  SELECTED FINANCIAL DATA

     Schult Homes Corporation incorporates by reference inside front cover of the Schult Homes Corporation 1997 Annual Report to Shareholders under the heading, "11 Year Financial Summary."


     Schult Homes Corporation incorporates by reference page 24 of the Schult Homes Corporation 1997 Annual Report to Shareholders under the heading, "Summary of Quarterly Results."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     Schult Homes Corporation incorporates by reference pages 14 through 16 of the Schult Homes Corporation 1997 Annual Report to Shareholders under the heading, "Management's Discussion and Analysis."


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Schult Homes Corporation incorporates by reference "Consolidated Financial Statements and Notes" on pages 17 through 23 of the Schult Homes Corporation 1997 Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Schult Homes Corporation incorporates by reference the information on pages 4 and 5 of the Schult Homes Corporation Proxy Statement dated September 26, 1997, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, under the heading, "Election of Directors." Also, page 12 of the above mentioned Proxy Statement under the heading, "Executive Officers."


ITEM 11.  EXECUTIVE COMPENSATION

     Schult Homes Corporation incorporates by reference the information on pages 6 through 9, 11 and 12 of the Schult Homes Corporation Proxy Statement dated September 26, 1997, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, under the headings, "Report of the Compensation Committee," "Executive Compensation" and "Employee Plans."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Schult Homes Corporation incorporates by reference the information on page 3 of the Schult Homes Corporation Proxy Statement dated September 26, 1997, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, under the heading, "Principal Shareholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) The following documents are filed as a part of this report:
         1. Schult Homes Corporation incorporates by reference "Consolidated Financial Statements and Notes" on pages 17 through 23 of the Schult Homes Corporation
            1997 Annual Report to Shareholders.
         2. Schult Homes Corporation incorporates herein by reference from the fiscal year 1993 Form 10-K the following exhibits:
                Incentive Bonus Plan, Form S-2 dated 6/11/92;
                Gain Sharing (401(k)) Plan, Form S-2 dated 6/11/92;
                Incentive Stock Option Plan, Form S-2 dated 6/11/92;
                Employee Share Purchase Plan, Form S-8 dated 3/8/90.
     (b) Through June 28, 1997, no reports on Form 8-K were filed subsequent to the Registrant's Quarterly Report on Form
         10-Q for the quarter ended March 29, 1997.  On August 22,
         1997, a Form 8-K was filed, disclosing a decision by the Board of Directors to purchase up to 100,000 Common Shares on the open market.
     (c) Exhibits required by Item 601 of Regulation S-K which are incorporated by reference from the fiscal year 1993
         Form 10-K:
                Amended and Restated Articles of Incorporation of the Company; Bylaws of the Company;
                Form of Common Share Certificate;
                Revised Credit Facility with NBD Bank and NBD Bank, N.A.
     (d) There are no financial statements to be filed under Regulation S-X which are excluded from the annual report to shareholders pursuant to Rule 14a-3(b).

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SCHULT HOMES CORPORATION
                                                     Registrant


                                                     By
                                                        -----------------------
                                                        Walter E. Wells
                                                        President, Chief
                                                        Executive Officer

Date:    September 26, 1997

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



SIGNATURE                                                       TITLE                                   DATE
---------                                                       -----                                   ----

----------------------------                                    President, Chief Executive              September 26, 1997
Walter E. Wells                                                 Office and Director


----------------------------                                    Senior Vice President of                September 26, 1997
Francis M. Kennard                                              Product Group and Director


----------------------------                                    President of Manufactured               September 26, 1997
John P. Guequierre                                              Housing Group and Director


----------------------------                                    Executive Vice President of             September 26, 1997
Ervin L. Bontrager                                              Manufactured Housing and Director


----------------------------                                    Vice President of Finance and           September 26, 1997
Frederick A. Greenawalt                                         Chief Accounting Officer


----------------------------                                    Director                                September 26, 1997
Todd Goodwin


----------------------------                                    Director                                September 26, 1997
Robert J. Deputy


----------------------------                                    Director                                September 26, 1997
Donald R. Pletcher

                   SCHULT HOMES CORPORATION AND SUBSIDIARIES
                                   FORM 10-K
            FINANCIAL STATEMENTS SUBMITTED IN RESPONSE TO ITEM 14(a)
                            Year ended June 28, 1997


                                                  The consolidated financial
statements, together with the related notes and the report thereon of KPMG Peat Marwick LLP, dated August 8, 1997, appearing on pages 17 to 23 of the accompanying 1997 Annual Report to shareholders, are hereby incorporated by reference and made a part hereof. With the exception of the aforementioned items incorporated by reference and specific references made herein, the 1997 Annual Report to Shareholders is not deemed to be filed as a part of this filing.



                         INDEPENDENT AUDITORS' CONSENT


The Board of Directors and Shareholders of
Schult Homes Corporation:


                                                  We consent to incorporation by
reference in Registration Statement No. 33-42434 on Form S-8 of Schult Homes Corporation, of our report dated August 8, 1997, relating to the consolidated balance sheets of Schult Homes Corporation and subsidiaries as of the end of fiscal years 1997 and 1996, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the fiscal years 1997, 1996, and 1995 as contained in the Annual Report to Shareholders for the fiscal year 1997. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1997.

KPMG Peat Marwick LLP



Chicago, Illinois
September 26, 1997