Form 10-K/A
period 1997-06-28
SCHULT HOMES CORP
filed 1997-10-03
CIK 803349

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10/K No. 1

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


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) The following documents are filed as a part of this report:
         1. Schult Homes Corporation incorporates herein by reference from the fiscal year 1993 Form 10-K the following exhibits:
                Incentive Bonus Plan, Form S-2 dated 6/11/92;
                Gain Sharing (401(k)) Plan, Form S-2 dated 6/11/92;
                Incentive Stock Option Plan, Form S-2 dated 6/11/92;
                Employee Share Purchase Plan, Form S-8 dated 3/8/90.
         13. Schult Homes Corporation "Consolidated Financial Statements and Notes" on pages 17 through 23 of the Schult Homes Corporation 1997 Annual Report to Shareholders.
     (b) Through June 28, 1997, no reports on Form 8-K were filed subsequent to the Registrant's Quarterly Report on Form
         10-Q for the quarter ended March 29, 1997.  On August 22,
         1997, a Form 8-K was filed, disclosing a decision by the Board of Directors to purchase up to 100,000 Common Shares on the open market.
     (c) Exhibits required by Item 601 of Regulation S-K which are incorporated by reference from the fiscal year 1993
         Form 10-K:
                Amended and Restated Articles of Incorporation of the Company; Bylaws of the Company;
                Form of Common Share Certificate;
                Revised Credit Facility with NBD Bank and NBD Bank, N.A.
     (d) There are no financial statements to be filed under Regulation S-X which are excluded from the annual report to shareholders pursuant to Rule 14a-3(b).

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SCHULT HOMES CORPORATION
                                                     Registrant


                                                     By /s/ Walter E. Wells
                                                        -----------------------
                                                        Walter E. Wells
                                                        President, Chief
                                                        Executive Officer

Date:    October 2, 1997

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



SIGNATURE                                                       TITLE                                   DATE
---------                                                       -----                                   ----
/s/ Walter E. Wells
----------------------------                                    President, Chief Executive              October 2, 1997
Walter E. Wells                                                 Office and Director

/s/ Francis M. Kennard
----------------------------                                    Senior Vice President of                October 2, 1997
Francis M. Kennard                                              Product Group and Director

/s/ John P. Guequierre
----------------------------                                    President of Manufactured               October 2, 1997
John P. Guequierre                                              Housing Group and Director

/s/ Ervin L. Bontrager
----------------------------                                    Executive Vice President of             October 2, 1997
Ervin L. Bontrager                                              Manufactured Housing and Director

/s/ Frederick A. Greenawalt
----------------------------                                    Vice President of Finance and           October 2, 1997
Frederick A. Greenawalt                                         Chief Accounting Officer

/s/ Todd Goodwin
----------------------------                                    Director                                October 2, 1997
Todd Goodwin

/s/ Robert J. Deputy
----------------------------                                    Director                                October 2, 1997
Robert J. Deputy

/s/ Donald R. Pletcher
----------------------------                                    Director                                October 2, 1997
Donald R. Pletcher

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