Form 10-Q
period 1997-09-27
SCHULT HOMES CORP
filed 1997-11-13
CIK 803349

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934



For Quarter Ended September 27, 1997
Commission File Number  0-15506


               Schult Homes Corporation
(Exact name of registrant as specified in its charter)


     Indiana                                35-1608892
(State or other jurisdiction of   (I.R.S. Employer
incorporation or organization)   Identification No.)



221 U.S. 20 West, Middlebury, Indiana      46540
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



YES     XX                      NO



The number of common shares outstanding, as of September
27, 1997 was 4,504,235.

SCHULT HOMES CORPORATION
FORM 10-Q

PERIOD ENDED SEPTEMBER 27, 1997


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

     Item 6.  Exhibits and Reports on Form 8-K
               (a) Inapplicable
               (b) There were no reports on Form 8-K
                    filed for the three month period
                    ended September 27, 1997.

SCHULT HOMES CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 27, 1997 and June 28, 1997
ASSETS

                                              Sept. 27, 1997   June 28, 1997
                                               (unaudited)     (audited)
                                               (thousands of dollars)
Cash ........................................     $ 1,017        $  4,735
Accounts receivable, net.............. ......      17,844          18,304
Inventories (note 1).........................      21,881          20,558
Deferred income taxes.......................        6,985           6,985
   Total current assets......................      47,727          50,582

Property, plant, and equipment...............      46,215          44,252
Loans receivable from Saturn Housing, LLC....       2,862           2,691
Other assets.................................       2,722           2,631
   Total assets..............................     $99,526        $100,156
                                                  =======         =======


LIABILITIES AND SHAREHOLDERS' EQUITY


Trade accounts payable......................      $12,705        $ 17,427
Accrued liabilities............................... 34,447          32,369
Current portion of long-term debt.................    131             131
   Total current liabilities...................... 47,283          49,927

Deferred income taxes.............................  2,884           2,884
Long-term debt....................................    522             555
   Total liabilities.............................. 50,689          53,366

Shareholders' equity:
 Common shares, no par value, 10,000,000 shares
  authorized, 4,504,235 shares issued and
  outstanding in November 1997 and 4,505,741
  in June 1997...............................       8,184           8,238
 Retained earnings...........................      40,653          38,552
   Total shareholders' equity................      48,837          46,790

   Total liabilities and shareholders' equity.    $99,526        $100,156
                                                  =======         =======





See accompanying notes to condensed consolidated financial statements.

SCHULT HOMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share)
(unaudited)


                                         Three Months Ended
                                     Sept. 27, 1997  Sept. 28, 1996
Net sales........................      $ 89,137        $ 93,027
Cost of goods sold...............        70,716          72,510
   Gross profit..................        18,421          20,517

Selling, general, and
 administrative expenses.........        14,662          15,149
   Operating income..............         3,759           5,368

Interest income..................           143             126
Other income.....................            13               5
Interest expense.................       (    10)        (    27)
   Income before income taxes....         3,905           5,472

Income taxes:
 Federal.........................         1,226           1,672
 State...........................           354             602

   Net income....................      $  2,325        $  3,198
                                       ========        ========

PER SHARE DATA: (note 2)

Net income per common share......     $   0.51         $   0.71

Dividends paid per common share..     $   0.05         $   0.04

Average shares outstanding.......    4,545,692        4,492,729







See accompanying notes to condensed consolidated financial statements.

SCHULT HOMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOW
(Dollars in thousands)
(unaudited)

                                                      Three Months Ended
                                                     Sept. 27,  Sept. 28,
                                                       1997       1996

Cash flows from operating activities:
 Net income..........................................$ 2,325    $ 3,198
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation of plant and equipment...............  1,110        943
   Changes in assets and liabilities:
    Decrease in accounts receivable..................    460      2,790
    Increase in inventories.......................... (1,323)    (  112)
    (Increase) decrease in other assets..............     61     (  790)
    Decrease in trade accounts payable............... (4,721)    (6,242)
    Increase in accrued liabilities..................  2,077      4,507
      Total adjustments.............................. (2,336)     1,096
Net cash provided by (used in) operating activities.. (   11)     4,294



Cash flows from investing activities:
  Capital expenditures, net of retirements........... (3,073)    (1,639)
  Loans to Saturn Housing, LLC....................... (  322)    (  522)
Net cash used in investing activities................ (3,395)    (2,161)


Cash flows from financing activities:
  Repayment of long-term debt........................ (   33)    (  321)
  Proceeds from issuance of common shares............      3          -
  Payment for repurchased shares..................... (   57)         -
  Dividends declared to common shareholders.......... (  225)    (  187)
Net cash provided by (used in) financing activities.. (  312)    (  508)


Net increase (decrease) in cash...................... (3,718)     1,625
Cash at beginning of the quarter.....................  4,735      9,033
Cash at end of the quarter...........................$ 1,017    $10,658
                                                     =======    =======


Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest...........................................$    53    $    27
  Income taxes.......................................$   799    $ 1,319




See accompanying notes to condensed consolidated financial statements.

SCHULT HOMES CORPORATION and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

(1) INVENTORIES
    The components of inventories are as follows:

                              Sept. 27,       June 28,
                                1997            1997
                               (thousands of dollars)
    Raw material...........    $15,804        $16,195
    Work in process........      2,508          2,308
    Finished goods.........      3,569          2,055
       Total...............    $21,881        $20,558


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

                                                    Percentage of Net Sales
                                                      Three Months Ended
                                                     Sept. 27,  Sept. 28,
                                                       1997       1996
  Net sales...................................         100.0%     100.0%
  Cost of goods sold..........................          79.3       77.9
     Gross profit.............................          20.7       22.1
  Selling, general & administrative expenses..          16.5       16.3
     Operating income ........................           4.2        5.8
  Interest and other income...................           0.2        0.1
  Interest expense............................          (0.0)      (0.0)
     Income before income taxes...............           4.4        5.9
  Income taxes................................           1.8        2.5
     Net income ..............................           2.6        3.4
                                                        =====      =====

     THREE MONTHS ENDED SEPTEMBER 27, 1997
COMPARED TO THREE MONTHS ENDED SEPTEMBER
28, 1996.
     Net Sales in the first quarter of fiscal 1998 were $89.1 million, an decrease of 4.2% from sales of $93.0 in the first quarter of fiscal 1997. This decline is attributable primarily to lower sales in the Texas market, the nation's largest, where manufactured home retailers have been engaged in aggressive expansion. Based on their experience obtaining sufficient units to meet demand in 1996, many Texas manufactured home retailers built up inventory levels last winter to ensure they would have units available in the spring and summer of 1997. However, while each dealer was increasing inventory, the number of retail locations in Texas also continued to proliferate. In the first quarter of fiscal 1998, total inventory on retail dealer lots in Texas reached a point where it was greater than demand was likely to absorb in the immediate future. Dealers began to adjust inventory by reducing their orders to manufacturers, including the Company. As a result, our order volume from the Texas market declined. While dealer inventory levels have declined and new orders in Texas are increasing, there may be some residual effect in the second quarter as the phenomenon works its way through the system. The average selling price per section decreased by 2.7% from the same time a year earlier due to increased sales of lower priced "package" multi-section homes. Total sections sold in the first quarter of fiscal 1998 were 4,426, an increase of 8 sections (0.2%) from the prior year period. Multi-section homes represented 73.2% of the homes sold during the first quarter of fiscal 1998, compared to 68.5% in fiscal 1997.
The Company is uncertain whether the increased proportional sales of multi-section homes will continue because it is subject to regional preferences and economic conditions.
     Cost of Goods Sold in the first quarter of fiscal 1998
was $70.7 million, which represented a decrease of 2.5% from the first quarter of fiscal 1997, reflecting our decrease in sales. Cost of goods sold as a percentage of net sales increased from 77.9% in fiscal 1997 to 79.3% in fiscal 1998. This percentage increase in cost of goods sold was primarily due to increased labor and material costs. The percentage increase in labor was due to retooling for the introduction of new products at our Milton, Pennsylvania facility and the startup of expanded capacity at our Buckeye, Arizona facility which caused some disruption of productivity as the plant came on line and new personnel were trained. Material costs increased as a result of a shift in demand toward our lower margin "package" products. The increase in material costs will depend on market conditions by region, and labor costs should stabilize.
     Selling, General, and Administrative Expenses for the first quarter of fiscal 1998 were $14.7 million, which represented a decrease of $487,000 (3.2%) from fiscal 1997.
As a percentage of net sales, these expenses increased to 16.5% from 16.3% when compared to the prior year period.
This increase resulted from increased marketing costs relating to the competitiveness in the market resulting from softness in the Texas market.
     The Company earned an operating income of $3.8 million in the first quarter of fiscal 1998 or 4.2% of net sales. This compares to an operating income of $5.4 million or 5.8% of net sales in the prior year period.
     Interest and other income contributed $156,000 to earnings in the first quarter of fiscal 1998, compared to $131,000 in the first quarter of fiscal 1997. Interest expense for the first quarter of fiscal 1998 was $10,000, compared to $27,000 in the first quarter of fiscal 1997.
     Net income in the current quarter was $2.3 million
($0.51 per common share), compared to a net income of $3.2 million ($0.71 per common share) in the first quarter of fiscal 1997. We expect to earn a return on our investments of expanded capacity in Buckeye, Arizona and retooling of our Milton, Pennsylvania facility. With those factors working in or favor and an improvement in market conditions, we hope we can exceed on the sales and earnings records we achieved in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
     During of the current quarter, the Company had no borrowings under its credit facility which remained unchanged from the balance at June 28, 1997. At the end of the quarter, total long-term debt was $522,000, an increase of $159,000 compared to the balance at June 28, 1997.

     The Company's has a bank commitment for an unsecured credit facility which permits borrowings of up to an aggregate of the lower of $15.0 million, or a borrowing base computed by applying certain factors to the value of the Company's receivables and inventories.
     Capital expenditures for the first quarter of fiscal 1998 were $3,073,000, compared to $1,639,000 from the prior year period. This increase was due to the completion of our expansion in Buckeye, Arizona.
     The Company expects that funds generated from operations combined with funds available under long-term secured financing arrangements and its revolving credit facility, will be adequate to support its capital expenditure needs and required debt amortization.

RISK FACTORS
     Forward-looking statements are made only as of the date made, based upon factors known to management at the time. There are significant changes occurring in the market for manufactured homes, with a few large competitors announcing their intent to purchase or establish retail sales centers owned by the manufacturer. We cannot predict the effect this will have in the long run, but it may have a short-term adverse effect on the Company's sales. We have assumed that raw material prices will not increase significantly, that employee relations continue to be favorable, that weather conditions will not unusually restrict delivery of homes or adversely affect sales, that orders on hand are not canceled by dealers, and that no unusual workers' compensation or other legal claim adversely affects the corporation. General economic conditions, rising interest rates, and consumer uncertainty or lack of confidence may result in delayed purchases of homes. The Company has assumed that the current generation of retirees and the emerging generation of retirees will have the same interest in purchasing manufactured homes, an assumption which has not yet been tested and may not be appropriate. We are aware that unpredictable events can and do occur and cannot assure anyone that adverse events will not take place. The manufacture and sale of housing is a complex and difficult business, with significant adverse risks beyond our control.
We do not intend to update statements made in this report.

PART II. OTHER INFORMATION
     None

SIGNATURES

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schult Homes Corporation
         (Registrant)

               By:
                        Fred A. Greenawalt
                      Chief Accounting Officer


               By:
                          Walter E. Wells
                    Chief Executive Officer &                         President

Date: November 11, 1997