Form 10-Q
period 1997-12-27
SCHULT HOMES CORP
filed 1998-02-10
CIK 803349

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



    For Quarter Ended December 27, 1997   Commission File Number  0-15506
                                                                 --------

                          Schult Homes Corporation
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)


            Indiana                                       35-1608892
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



              221 U.S. 20 West, Middlebury, Indiana      46540
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



                       YES   XX                  NO
                          --------                 --------

The number of common shares outstanding, as of December 27, 1997 was 4,475,875.

                           SCHULT HOMES CORPORATION
                                  FORM 10-Q

                        PERIOD ENDED DECEMBER 27, 1997


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

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K
                   (a) Inapplicable
                   (b) There were no reports on Form 8-K filed for the three
                          month period ended December 27, 1997.
                   (c) Exhibit 27 filed in electronic format only.

                  SCHULT HOMES CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     DECEMBER 27, 1997 AND JUNE 28, 1997
                                    ASSETS



                                                  DEC. 27, 1997   JUNE 28, 1997
                                                ---------------  ---------------
                                                   (unaudited)      (audited)
                                                     (thousands of dollars)
Cash ..............................................     $   291        $  4,735
Accounts receivable, net...........................      16,747          18,304
Inventories (note 1)...............................      20,628          20,558
Deferred income taxes..............................       6,985           6,985
                                                         ------         -------
   Total current assets............................      44,651          50,582

Property, plant, and equipment.....................      50,245          44,252
Loans receivable from Saturn Housing, LLC..........       3,261           2,691
Other assets.......................................       3,004           2,631
                                                         ------         -------
   Total assets....................................    $101,161        $100,156
                                                        =======         =======


                    LIABILITIES AND SHAREHOLDERS' EQUITY


Trade accounts payable.............................    $ 10,202        $ 17,427
Accrued liabilities................................      35,430          32,369
Current portion of long-term debt..................         131             131
                                                         ------         -------
   Total current liabilities.......................      45,763          49,927

Deferred income taxes..............................       2,884           2,884
Long-term debt.....................................       3,494             555
                                                         ------         -------
   Total liabilities...............................      52,141          53,366

Shareholders' equity:
 Common shares, no par value, 10,000,000 shares authorized,
  4,475,875 and 4,505,741 shares issued and outstanding,
  respectively.....................................       7,625           8,238
 Retained earnings.................................      41,395          38,552
                                                         ------         -------
   Total shareholders' equity......................      49,020          46,790
                                                         ------         -------
   Total liabilities and shareholders' equity......    $101,161        $100,156
                                                        =======         =======



    See accompanying notes to condensed consolidated financial statements.

                  SCHULT HOMES CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
                                 (UNAUDITED)

                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                              DEC. 27, 1997  DEC. 28, 1996  DEC. 27, 1997  DEC. 28, 1996
                              -------------  -------------  -------------  -------------
Net sales......................   $ 86,489       $ 85,640       $175,626        $178,667
Cost of goods sold.............     70,534         68,197        141,250         140,707
                                  --------       --------       --------        --------
   Gross profit................     15,955         17,443         34,376          37,960
Selling, general, and
 administrative expenses.......     14,496         14,626         29,158          29,775
                                  --------       --------       --------        --------
   Operating income............      1,459          2,817          5,218           8,185

Interest income................        176            225            319             352
Other income...................         14             15             27              20
Interest expense...............        (11)           (14)           (21)            (41)
                                  --------       --------       --------        --------
   Income before income taxes..      1,638          3,043          5,543           8,516

Income taxes:
  Federal......................        524            942          1,750           2,615
  State........................        147            335            501             937
                                  --------       --------       --------        --------
   Net income..................   $    967       $  1,766       $  3,292        $  4,964
                                  ========       ========       ========        ========

PER SHARE DATA: (note 2)
--------------------------

Basic earnings per share.......   $   0.21       $   0.39       $   0.72        $   1.10

Diluted earnings per share.....   $   0.21       $   0.39       $   0.72        $   1.10

Basic average shares
 outstanding...................  4,491,143      4,487,876      4,498,694       4,487,758

Diluted average shares
 outstanding...................  4,520,659      4,515,794      4,525,764       4,511,782


Dividends paid per common
 share.........................   $   0.05       $   0.04       $   0.10        $   0.08


    See accompanying notes to condensed consolidated financial statements.

                  SCHULT HOMES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (Dollars in thousands)
                                 (unaudited)


                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  DEC. 27,       DEC. 28,      DEC. 27,      DEC. 28,
                                                                    1997           1996          1997          1996
                                                                  ---------      ---------     ---------     ---------
Cash flows from operating activities:
 Net income........................................................$    967       $  1,766      $  3,292      $  4,964
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation of plant and equipment.............................   1,263            933         2,387         1,876
     Changes in assets and liabilities:
     Decrease in accounts receivable...............................   1,097          2,404         1,557         5,194
     (Increase) decrease in inventories............................   1,253         (1,854)          (70)       (1,966)
     (Increase) decrease in other assets...........................    (282)           389          (221)         (401)
     (Decrease) in trade accounts payable..........................  (2,503)        (4,381)       (7,224)      (10,623)
     Increase in accrued liabilities...............................     983          2,076         3,060         6,583
                                                                   --------       --------      --------      --------
       Total adjustments...........................................   1,811           (433)         (511)          663
                                                                   --------       --------      --------      --------
Net cash provided by operating activities..........................   2,778          1,333         2,781         5,627


Cash flows from investing activities:
 Capital expenditures, net of retirements..........................  (5,293)        (1,982)       (8,380)       (3,621)
 Loans to Saturn Housing, LLC......................................    (399)          (893)         (721)       (1,415)
                                                                   --------       --------      --------      --------
Net cash used in investing activities..............................  (5,692)        (2,875)       (9,101)       (5,036)


Cash flows from financing activities:
 Net borrowings under line-of-credit...............................   1,500              -         1,500             -
 Proceeds from issuance of long-term debt..........................   1,500              -         1,500             -
 Repayment of long-term debt.......................................     (29)          (174)          (61)         (495)
 Proceeds from issuance of common stock............................      20             13            23            13
 Payment for repurchased shares....................................    (578)             -          (636)            -
 Dividends declared to common shareholders.........................    (225)          (187)         (450)         (374)
                                                                   --------       --------      --------      --------
Net cash provided by (used in) financing activities................   2,188           (348)        1,876          (856)


Net decrease in cash...............................................    (726)        (1,890)       (4,444)         (265)
Cash at beginning of the quarter...................................   1,017         10,658         4,735         9,033
                                                                   --------       --------      --------      --------
Cash at end of the quarter.........................................$    291       $  8,768       $   291      $  8,768
                                                                   ========       ========      ========      ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest.........................................................$      8        $    14       $    61      $     41
  Income taxes.....................................................$  3,312        $ 3,648       $ 4,112      $  4,967


    See accompanying notes to condensed consolidated financial statements.

                  SCHULT HOMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  INVENTORIES
     The components of inventories are as follows:


                                DEC. 27,       JUNE 28,
                                 1997            1997
                                --------       --------
                                (thousands of dollars)
     Raw material...........    $16,785        $16,195
     Work in process........      2,280          2,308
     Finished goods.........      1,563          2,055
                                -------        -------
        Total...............    $20,628        $20,558
                                =======        =======

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     NET EARNINGS PER COMMON SHARE
     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding during
the period.   Earnings per common share have been restated to reflect the
Company's six-for-five stock split on February 28, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
     The following table sets forth selected items of the Company's statement of operations as a percentage of net sales for the periods indicated.


                                          PERCENTAGE OF NET SALES
                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                  ------------------   ----------------
                                   DEC 27,    DEC 28,   DEC 27,  DEC 28,
                                    1997       1996      1997     1996
                                   ------     ------    ------   ------
Net sales........................  100.0%     100.0%    100.0%   100.0%
Cost of goods sold...............   81.5       79.6      80.4     78.7
                                   ------     ------    ------   ------
   Gross profit..................   18.5       20.4      19.6     21.3
Selling, general & administrative
 expenses........................   16.8       17.1      16.6     16.7
                                   ------     ------    ------   ------
   Operating income..............    1.7        3.3       3.0      4.6
Interest and other income........    0.2        0.3       0.2      0.2
Interest expense.................   (0.0)      (0.0)     (0.0)    (0.0)
                                   ------     ------    ------   ------
   Pre-tax income................    1.9        3.6       3.2      4.8
Income taxes.....................    0.8        1.5       1.3      2.0
                                   ------     ------    ------   ------
   Net income....................    1.1        2.1       1.9      2.8
                                   ======     ======    ======   ======

     THREE MONTHS ENDED DECEMBER 27, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 28, 1996. Net Sales in the second quarter of fiscal 1998 were $86.5 million, an increase of 1.0% from sales of $85.6 million in the second quarter of fiscal 1997. The company recorded this modest increase in second quarter sales due to increased demand from our Hermiston, Oregon facility despite lower than expected consumer demand for manufactured homes in the Southwest and portions of the Great Plains States, principally, the areas served by our Buckeye, Arizona; Navasota, Texas; and Plainville, Kansas, facilities. The average selling price per section decreased by 4.1% from the same time a year earlier due to increased sales of lower priced "package" multi-section homes. Total sections sold in the second quarter of fiscal 1998 were 4,345, an increase of 217 sections (5.3%) from the prior year period. Modular home sales accounted for $15.1 million (17.5%) of the second quarter fiscal 1998 net sales; this compares to $13.5 million (15.8%) of the second quarter fiscal 1997 net sales.

     Multi-section homes represented 71.9% of the homes sold during the second quarter of fiscal 1998, compared to 69.4% in fiscal 1997. The Company is uncertain whether the increased proportional sales of multi-section homes will continue because it is subject to regional preferences and economic conditions.

     Cost of Goods Sold in the second quarter of fiscal 1998 was $70.5 million, which represented an increase of $2.3 million (3.4%) from the second quarter of fiscal 1997. Cost of goods sold as a percentage of net sales increased from 79.6% in fiscal 1997 to 81.5% in fiscal 1998. This increase in cost of goods sold as a percent of sales was due primarily to increased labor costs due to some facilities operating at less than optimal levels.

     Selling, General, and Administrative Expenses for the second quarter of fiscal 1998 were $14.5 million, which represented a decrease of $130,000 (0.9%) from fiscal 1997. As a percentage of net sales, these expenses decreased to 16.8% from 17.1% in the prior year period. This decrease was due to decreased warranty reserve expenses.

     The Company earned an operating income of $1.5 million in the second quarter of fiscal 1998 or 1.7% of net sales. This compares to an operating income of $2.8 million or 3.3% of net sales in the prior year period.

     Interest and other income contributed $190,000 to earnings in the second quarter of fiscal 1998, compared to $240,000 in the prior year period due to a lower amount of funds available for investing activity. Interest expense for the second quarter of fiscal 1998 was $11,000, compared to $14,000 in the second quarter of fiscal 1997.

     Pre-tax income for the second quarter of fiscal 1998 was $1.6 million compared to $3.0 million in the prior year period. Net income in the second quarter of fiscal 1998 was $1.0 million ($0.21 per common share), compared to a net income of $1.8 million ($0.39 per common share) in the second quarter of fiscal 1997.

     SIX MONTHS ENDED DECEMBER 27, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 28, 1996. Net Sales in the first six months of fiscal 1998 were $175.6 million, which represented a decrease of $3.0 million (1.7%) from the first six months of fiscal 1997. Again, this decrease was due to lower than expected demand for manufactured homes in the Southwest and portions of the Great Plains States, principally, the areas served by our Navasota, Texas and Plainville, Kansas facilities. The average selling price per section decreased by 4.2% from the same time a year earlier due to increased sales of lower priced "package" multi-section homes. Total sections sold in the first six months of fiscal 1998 were 8,772, an increase of 226 sections (2.6%) from the prior year period. Modular home sales accounted for $28.2 million (16.1%) of the first six months of fiscal 1998 net sales; this compares to $26.4 million (14.8%) of the first six months of fiscal 1997 net sales.

     Multi-section homes represented 72.5% of the homes sold during the first six months of fiscal 1998, compared to 68.9% in fiscal 1997. The Company is uncertain whether the increased proportional sales of multi-section homes will continue because it is subject to regional preferences and economic conditions.

     Cost of Goods Sold in the first six months of fiscal 1998 was $141.3 million, which represented an increase of $543,000 (0.4%) from the first six months of fiscal 1997. Cost of goods sold as a percentage of net sales increased from 78.7% in fiscal 1997 to 80.4% in fiscal 1998. Again, this increase was due primarily to increased labor costs due to some facilities operating at less than optimal levels.

     Selling, General, and Administrative Expenses for the first six months of fiscal 1998 were $29.2 million, which represented an decrease of $617,000 (2.1%) from fiscal 1997. As a percentage of net sales, these expenses decreased to 16.6% from 16.7% in the prior year period. Again, warranty reserve costs decreased from the prior year period, however this was offset by higher marketing costs associated with the competitiveness in certain markets.

     The Company earned an operating income of $5.2 million in the first six months of fiscal 1998 or 3.0% of net sales. This compares to an operating income of $8.2 million or 4.6% of net sales in the prior year period.

     Interest and other income contributed $346,000 to earnings in the first six months of fiscal 1998, compared to $372,000 in the prior year period due to a lower amount of funds available for investing activity.

     Pre-tax income for the first six months of fiscal 1998 was $5.5 million compared to $8.5 million in the prior year period. Net income in the first six months of fiscal 1998 was $3.3 million ($0.72 per common share), compared to a net income of $5.0 million ($1.10 per common share) in the first six months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
     At the end of the current quarter, the Company had $1.5 million of outstanding borrowings under its credit facility, compared to zero borrowing at June 28, 1997. At the end of the quarter, total long-term debt was $3,494,000, an increase of $2,939,000 compared to the balance at June 28, 1997.

     The Company has a bank commitment for an unsecured credit facility which permits borrowings of up to an aggregate of the lower of $15.0 million, or a borrowing base computed by applying certain factors to the value of the Company's receivables and inventories. The company loaned to Saturn Housing
LLC $1 million during the first six months of fiscal 1998. The funds were needed by Saturn to cover its operating losses during this period. The Company has continued to advance funds with the expectation that Saturn would become profitable.

     Capital expenditures for the first six months of fiscal 1998 were $8,380,000, compared to $3,621,000 from the prior year period. This increase was due to the completion of our expansion in Buckeye, Arizona and expansions costs for our Etna Green, Indiana second manufacturing line.

     In the opinion of management, there are no material environmental or legal contingent liabilities.

     The Company expects that funds generated from operations combined with funds available under long-term secured financing arrangements and its revolving credit facility will be adequate to support its current capital expenditure needs and required debt amortization.


RISK FACTORS
     Forward-looking statements are made only as of the date made, based upon factors known to management at the time. There are significant changes occurring in the market for manufactured homes, with a few large competitors announcing their intent to purchase or establish retail sales centers owned by the manufacturer. We cannot predict the effect this will have in the long run, but it may have a short-term adverse effect on Schult's sales. We have assumed that raw material prices will not increase significantly, that employee relations continue to be favorable, that weather conditions will not unusually restrict delivery of homes or adversely affect sales, that orders on hand are not canceled by dealers, and that no unusual workers' compensation or other legal claim adversely affects the corporation. General economic conditions, rising interest rates and consumer uncertainty or lack of confidence may result in delayed purchases of homes. Schult has also assumed that the current generation of retirees and the emerging generation of retirees will have the same interest in purchasing manufactured homes, an assumption which has not yet been proven. We are aware that unpredictable events can and do occur and cannot assure anyone that adverse events will not take place. The manufacture and sale of housing is a complex and difficult business, with significant adverse risks beyond our control. We do not intend to update statements made in this report.


PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 23, 1997, the annual meeting of shareholders was held. Directors elected were Walter E. Wells, Ervin L. Bontrager, Francis M. Kennard, Robert J. Deputy, John P. Guequierre, Todd Goodwin and Donald R. Pletcher. The number of votes cast was 3,261,869, of which 3,213,808 were for the election of all directors, 360 against. There were 47,701 abstentions.

ITEM 5. OTHER INFORMATION.

     The year 2000 issues have been addressed and will be resolved by the end of calendar year 1998. The costs to resolve these issues will be under $100,000.

     On January 5, 1998, Schult Homes entered into a merger agreement with Oakwood Homes Corporation, in which holders of Schult Homes common stock will receive $22.50 for each share held. Form 8-K filed January 6, 1998 is incorporated herein by reference.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SCHULT HOMES CORPORATION
                                          -----------------------------
                                                  (Registrant)


                                          By:
                                             -----------------------
                                                Fred A. Greenawalt
                                             Chief Accounting Officer


                                          By:
                                             --------------------------------
                                                      Walter E. Wells
                                          Chief Executive Officer & President

Date: February 10, 1998