Form 10-Q/A
period 1997-12-27
SCHULT HOMES CORP
filed 1998-02-26
CIK 803349

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A


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

                           SCHULT HOMES CORPORATION
                                 FORM 10-Q/A

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

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K
                   (a) Inapplicable
                   (b) There were no reports on Form 8-K filed for the three
                          month period ended December 27, 1997.
                   (c) Amended Exhibit 27 filed in electronic format only.

                  SCHULT HOMES CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     DECEMBER 27, 1997 AND JUNE 28, 1997
                                    ASSETS



                                                  DEC. 27, 1997   JUNE 28, 1997
                                                ---------------  ---------------
                                                   (unaudited)      (audited)
                                                     (thousands of dollars)
Cash ..............................................     $   291        $  4,735
Accounts receivable, net...........................      16,747          18,304
Inventories (note 1)...............................      20,628          20,558
Deferred income taxes..............................       6,985           6,985
                                                         ------         -------
   Total current assets............................      44,651          50,582

Property, plant, and equipment.....................      50,245          44,252
Loans receivable from Saturn Housing, LLC..........       2,691           2,691
Other assets.......................................       3,004           2,631
                                                         ------         -------
   Total assets....................................    $100,591        $100,156
                                                        =======         =======


                    LIABILITIES AND SHAREHOLDERS' EQUITY


Trade accounts payable.............................    $ 10,202        $ 17,427
Accrued liabilities................................      34,860          32,369
Current portion of long-term debt..................         131             131
                                                         ------         -------
   Total current liabilities.......................      45,193          49,927

Deferred income taxes..............................       2,884           2,884
Long-term debt.....................................       3,494             555
                                                         ------         -------
   Total liabilities...............................      51,571          53,366

Shareholders' equity:
 Common shares, no par value, 10,000,000 shares authorized,
  4,475,875 and 4,505,741 shares issued and outstanding,
  respectively.....................................       7,625           8,238
 Retained earnings.................................      41,395          38,552
                                                         ------         -------
   Total shareholders' equity......................      49,020          46,790
                                                         ------         -------
   Total liabilities and shareholders' equity......    $100,591        $100,156
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

                  SCHULT HOMES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (Dollars in thousands)
                                 (unaudited)



                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  DEC. 27,       DEC. 28,      DEC. 27,      DEC. 28,
                                                                    1997           1996          1997          1996
                                                                  ---------      ---------     ---------     ---------
Cash flows from operating activities:
 Net income........................................................$    967       $  1,766      $  3,292      $  4,964
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation of plant and equipment.............................   1,263            933         2,387         1,876
     Changes in assets and liabilities:
     Decrease in accounts receivable...............................   1,097          2,404         1,557         5,194
     (Increase) decrease in inventories............................   1,253         (1,854)          (70)       (1,966)
     (Increase) in allowance for loans receivable from
      Saturn Housing LLC...........................................     880            250         1,005           250
     (Increase) decrease in other assets...........................    (282)           389          (221)         (401)
     (Decrease) in trade accounts payable..........................  (2,503)        (4,381)       (7,224)      (10,623)
     Increase in accrued liabilities...............................     413          2,076         2,490         6,583
                                                                   --------       --------      --------      --------
       Total adjustments...........................................   2,121           (183)         (227)          913
                                                                   --------       --------      --------      --------
Net cash provided by operating activities..........................   3,088          1,583         3,065         5,877


Cash flows from investing activities:
 Capital expenditures, net of retirements..........................  (5,293)        (1,982)       (8,380)       (3,621)
 Loans to Saturn Housing, LLC......................................    (709)        (1,143)       (1,005)       (1,665)
                                                                   --------       --------      --------      --------
Net cash used in investing activities..............................  (6,002)        (3,125)       (9,385)       (5,286)


Cash flows from financing activities:
 Net borrowings under line-of-credit...............................   1,500              -         1,500             -
 Proceeds from issuance of long-term debt..........................   1,500              -         1,500             -
 Repayment of long-term debt.......................................     (29)          (174)          (61)         (495)
 Proceeds from issuance of common stock............................      20             13            23            13
 Payment for repurchased shares....................................    (578)             -          (636)            -
 Dividends declared to common shareholders.........................    (225)          (187)         (450)         (374)
                                                                   --------       --------      --------      --------
Net cash provided by (used in) financing activities................   2,188           (348)        1,876          (856)


Net decrease in cash...............................................    (726)        (1,890)       (4,444)         (265)
Cash at beginning of the quarter...................................   1,017         10,658         4,735         9,033
                                                                   --------       --------      --------      --------
Cash at end of the quarter.........................................$    291       $  8,768       $   291      $  8,768
                                                                   ========       ========      ========      ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest.........................................................$      8        $    14       $    61      $     41
  Income taxes.....................................................$  3,312        $ 3,648       $ 4,112      $  4,967


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


     The Company has a bank commitment eventually for an unsecured credit facility which permits borrowings of up to an aggregate of the lower of $15.0 million, or a borrowing base computed by applying certain factors to the value of the Company's receivables and inventories. The company loaned to Saturn Housing LLC $1 million during the first six months of fiscal 1998. The funds were needed by Saturn to cover its operating losses during this period and the allowance for loan losses was increased by the same amount. The Company has continued and intends to continue to advance funds with the expectation that Saturn would eventually become profitable. Schult has the option, under its loan agreement with Saturn, to convert up to $1.4 million from debt to units of membership in Saturn, which it has not exercised. Schult is providing management services to Saturn pursuant to a management contract.


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

Date: February 25, 1998